Form 10-K
period 1993-12-31
EQK GREEN ACRES TRUST
filed 1994-03-31
CIK 912025

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ---------------------------------------
                                   FORM 10-K

                    ---------------------------------------

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                           OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission File No. 1-12412
                         ____EQK GREEN ACRES TRUST____
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                23-2740383
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
  of incorporation or organization)

            Suite 800, One Tower Bridge, W. Conshohocken, PA                    19428
                (Address of principal executive offices)                      (Zip Code)

   Registrant's telephone number, including area code:      _(215) 941-2992_

          Securities registered pursuant to Section 12(b) of the Act:

       Common Shares of Beneficial Interest                        New York Stock Exchange
                TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED

     Securities registered pursuant to Section 12(g) of the Act:      None

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ____X____ No ____________

      The aggregate market value of Common Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of the Common Shares of Beneficial Interest on March 23, 1994 on the New York Stock Exchange of $10.25 per Share, is $93,901,300. As of March 23, 1994, 11,599,670 Common
Shares of Beneficial Interest were outstanding, which does not include 308,933 shares issuable to Equitable Realty Portfolio Management, Inc. (the 'Advisor') on March 30, 1994. Officers and Managing
Trustees of EQK Green Acres Trust; The Equitable Life Assurance Society of the United States and its affiliated entities; and executive officers of Compass Retail, Inc. (and certain of their family members) are treated as affiliates for the purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                               -----
PART I
Item 1.     Business.......................................................................................       2
Item 2.     Properties.....................................................................................       4
Item 3.     Legal Proceedings..............................................................................       6
Item 4.     Submission of Matters to a Vote of Security Holders............................................       6
PART II
Item 5.     Market for the Registrants' Common Equity and Related Stockholder Matters......................       7
Item 6.     Selected Financial Data........................................................................       7
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........       8
Item 8.     Financial Statements and Supplementary Data....................................................      13
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........      13
PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................      14
Item 11.    Executive Compensation.........................................................................      16
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................      17
Item 13.    Certain Relationships and Related Transactions.................................................      18
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................      20

                                     PART I

ITEM 1.  BUSINESS.

General Development of Business

     EQK Green Acres Trust (the 'Trust' or the 'Company'), a Delaware business trust, was formed pursuant to a Certificate of Trust dated September 8, 1993. The Trust has an indefinite life and intends to elect real estate investment trust ('REIT') status under the Internal Revenue Code of 1986, as amended. Under the Internal Revenue Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders. The principal executive offices of the Trust are located at Suite 800, One Tower Bridge, W. Conshohocken, Pennsylvania 19428, and the telephone number is (215) 941-2933.

     On February 28, 1994, EQK Green Acres, L.P. (the 'Partnership') merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the 'Merger'). Prior to February 28, 1994, the Trust did not have significant operations.

     The Partnership was a Delaware limited partnership formed pursuant to a certificate of limited partnership dated June 30, 1986. Equitable Realty Portfolio Management, Inc. ('ERPM', successor in interest to EQK Partners), which is wholly owned by Equitable Real Estate Investment Management, Inc. ('Equitable Real Estate'), itself an indirect wholly owned subsidiary of The Equitable Life Assurance Society of the United States ('Equitable'), acted as the advisor (the 'Advisor') to the Partnership.

     The Partnership had been formed to acquire and operate Green Acres Mall (the 'Mall'), a regional shopping mall located in Nassau County, Long Island, New York. In 1991, the Partnership completed the conversion of a leased industrial building, located adjacent to the Property, into a convenience shopping center known as the Plaza at Green Acres (the 'Plaza'). The Mall and the Plaza are referred to collectively as the 'Property' and are described below and under Item 2.

     Pursuant to the Merger, Unitholders of the Partnership received 10,172,639 common shares of beneficial interest of the Trust (the 'Common Shares') on account of their 98.98% percentage interest in the Partnership; the General Partners of the Partnership received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the Special General Partner of the Partnership received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement, the Advisor is entitled to receive 308,933 Common Shares on March 30, 1994.

     The Company's agreement with its primary mortgage lender, representing debt outstanding of $117,891,000 at December 31, 1993, limits additional indebtedness that may be incurred by Green Acres Mall Corp., but not by the Trust. Such debt, along with a $3,400,000 line of credit facility, originated in connection with a refinancing in August 1993 (see Items 7 and 8). The Trust intends to acquire additional real estate investments, and may do so with the proceeds from future debt and/or equity financings. Future real estate investments will be subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification. The Company does not intend to invest in the securities of any other issuer for the purpose of exercising control; however, the Company may in the future acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require it to register as an 'investment company' under the Investment Company Act of 1940, and the Company will divest securities before any such registration would be required.

     The Company does not intend to engage in any activities or invest in any securities which would violate the income or asset holding requirements for a REIT. The Company's investment objectives and policies may be changed from time to time by the Board of Trustees without shareholder approval. The Company has not yet entered into arrangements for the acquisition of additional properties.

     Because the initials "EQK" have no further relevance and the "Green Acres" reference is more limiting than the Company's intended scope of operations, Management has discussed with the Board of Trustees, and will shortly submit to the Board, a proposed new name for the Company.

Narrative Description of Business

     The Company, through its wholly-owned subsidiary, Green Acres Mall Corp., owns and operates the Mall, a 1.6 million square foot super-regional enclosed shopping mall complex situated in southwestern Nassau County, Long Island, New York. The Mall is anchored by four major department stores: Sears, Roebuck and Co. ('Sears'), J.C. Penney Company, Inc., and Federated Department Stores, Inc., doing business as Stern's and Abraham & Straus ('A&S'). The complex also includes the Plaza, a 170,000 square foot convenience center which is anchored by Kmart and Waldbaums. In January 1993, the Company terminated its lease with Pergament Home Centers, Inc. ('Pergament'), formerly a Plaza anchor tenant, and entered into a new lease agreement covering Pergament's space and all but one of the Plaza's small store spaces with Kmart Corporation.

     Location and Area Overview. The Property is located partly in the Village of Valley Stream and partly in the Town of Hempstead in southwestern Nassau County, Long Island, New York less than one mile east of the Nassau County/Queens County (New York City) border. It is situated on the southside of Sunrise Highway (N.Y. State Route 27), a major east/west highway that extends the length of Long Island and provides access to communities in eastern Brooklyn, southeastern Queens and Nassau County. Sunrise Highway connects with Belt Parkway about one and one-half miles west of the Property. The Belt Parkway is a major limited access east/west highway which runs directly past John F. Kennedy International Airport, which is approximately six miles west of the Property. Merrick Road, a nearby four lane east/west artery provides access from the east. The Southern State, Cross Island and Meadowbrook Parkways are major nearby north/south thoroughfares providing access to the Property from communities in northern Nassau County and Queens County.

     The Property is also accessible by public transportation. The Rosedale and Valley Stream stations of the Long Island Railroad provide commuter passenger rail services to the area and are each located within approximately one-half mile of the Property, in addition to local bus transportation.

     An external research study commissioned by the Company in November 1991 estimates that the Property's trade area had a total population in 1990 of approximately 1.3 million. Average household income of trade area residents in 1990 was $42,000, 15% above the average in the United States. The study indicates that approximately 750,000 people live within five miles of the Property.

     Tenants. At December 31, 1993, the Property had 191 mall and outparcel building tenants (excluding anchor store tenants) occupying 666,044 square feet of gross leasable area, representing an occupancy rate at that date of 92.7% of the Property (excluding anchor stores). No tenant (excluding anchor store tenants) occupies more than five percent of the gross leasable area of the Property.

     Competition. Green Acres Mall is the dominant shopping destination in its trade area by virtue of its excellent location, proximity to dense population areas and targeted merchandising. The addition of the Plaza has further strengthened the Mall's position. The primary trade area is comprised principally of densely populated residential neighborhoods and is easily accessed by local and arterial roads. The primary trade area is a mature area, and is expected to experience low to moderate growth in population and disposable income in the future. The closest regional mall to Green Acres is Roosevelt Field which competes for the consumers to the north and east of the Mall. Roosevelt Field recently completed an expansion which added additional second level mall retail area and A&S as a replacement for Alexanders. Other Long Island centers include Queens Center, Kings Plaza, Sunrise Mall and Broadway Center. Some additional competition is also provided by freestanding retailers in the nearby area.

     The following table provides selected information with respect to the Property's primary existing competitors in its secondary trade area.

                                     APPROXIMATE
                                      DISTANCE         APPROXIMATE
                                    FROM PROPERTY       NUMBER OF
SHOPPING CENTER                      (MILES)(a)        MALL STORES               ANCHOR STORES
- --------------------------------  -----------------  ---------------  ------------------------------------
Roosevelt Field.................           7               155        Macy's
                                                                      Sterns
                                                                      J.C. Penney
                                                                      Abraham & Straus
Queens Center...................           9                75        Abraham & Straus
                                                                      J.C. Penney
Kings Plaza.....................          10               150        Macy's

- ------------------

(a) Driving distance is greater.

     Adjacent to the Property on the north, but not owned by the Company, is a free-standing building which formerly housed a multi-level Alexander's department store and a parking structure. The Caldor Corporation ('Caldor') recently acquired the leases to the structures. Caldor recently demolished the former Alexander's building to enable it to construct a one-level Caldor store expected to open in 1994. Because of its one-level modern structure, it will significantly enhance the visibility and appearance of the entrance to the Property.

     Three additional commercial areas that compete with the Property are downtown Garden City, Long Island, a commercial area six and one-half miles northeast of the Property, containing free-standing department stores occupied by Saks, Lord & Taylor, Bloomingdale's and A & S; 'The Miracle Mile', a commercial stretch of Northern Boulevard in Manhasset, Long Island, ten miles north of the Property, containing a Bloomingdale's Home Furnishings store and Lord & Taylor and Bloomingdale's department stores; and, to a lesser extent, the Borough of Manhattan with its numerous department stores and retail shops.

     The Property has a strong competitive position in its primary and secondary trade areas, due to the Property's size, location and tenant mix, and it should be able to maintain such position since there are not any logical sites in the Property's primary trade area which would permit the development of another competitive regional shopping mall in the foreseeable future. It is anticipated that the Property will continue to experience growth in sales and percentage rents although the population in its primary trade area is expected to experience only low to moderate growth in the future.

ITEM 2.  PROPERTIES

     General. Green Acres Mall is a one-level and two-level T-shaped enclosed regional shopping mall, which together with 14 free-standing outparcel buildings and a convenience center known as the Plaza at Green
Acres, is located on a site of approximately 100 acres. Adjacent to the Mall parking area are parcels owned by unaffiliated parties consisting of soon-to-be opened Home Depot and Caldor stores which are not part of the Property and in which the Company has not acquired any interest.

     The total building area of the Property is allocated as shown in the table below.

                                                              NUMBER OF
                                                              STORES AT       AREA        % OF TOTAL     OCCUPANCY AT
                                                              12/31/93      (SQ. FT.)    BUILDING AREA     12/31/93
                                                            -------------  -----------  ---------------  -------------
Gross leasable area:
  Anchor stores(a)(b).....................................            4        770,689          41.9%          100.0%
  Mall stores.............................................          175        512,191          27.8%           91.0%
  Convenience center......................................            3        169,584           9.2%          100.0%
  Outparcel stores(c).....................................           16        153,853           8.4%           98.4%
                                                                  -----    -----------       -------     -------------
Total gross leasable area.................................          198      1,606,317          87.3%           97.0%
                                                                  -----                                  -------------
                                                                  -----                                  -------------
Common area...............................................                     233,751          12.7%
                                                                           -----------       -------
Total building area.......................................                   1,840,068         100.0%
                                                                           -----------       -------
                                                                           -----------       -------

- ------------------
(a) The improvements constituting the Sears department and auto accessory stores (aggregating 144,537 gross leasable square feet) are owned by Sears pursuant to ground leases of the land underlying such improvements. The Company has acquired title to such land, but will not acquire title to such improvements until such ground leases have terminated. Gross leasable area information contained herein includes the gross leasable area of such improvements.

(b) Anchor tenant square footage includes approximately 51,421 square feet of separately leased storage space.

(c) Includes stores leased to Kids 'R' Us, The Wiz, Red Lobster and Home Federal Savings Bank, among others. Does not include five outparcel buildings which are owned by the respective tenants subject to ground leases from the Company of the land underlying such stores.

     The Company is a lessee in a long-term lease for a ten-acre site adjacent to the Property on which there is situated a 170,000 square foot retail facility. The lease provides for an initial term of 30 years with three six-year option terms for a total term of up to 48 years. This building was converted in 1991 into the Plaza, a convenience center which initially contained a supermarket (Waldbaum, Inc., a division of The Great Atlantic and Pacific Tea Company, Inc.), a home improvement center (Pergament Home Improvement Center) and several small retail shops. In January 1993, the Company terminated its lease with Pergament and entered into a new lease agreement covering Pergament's space and all but one of the Plaza's small store spaces with Kmart Corporation. The convenience center began operations in September 1991.

     In April 1993, the Company completed the acquisition of an adjacent industrial tract (the 'Bulova Parcel') through a subsidiary partnership and entered into a lease/purchase agreement for this real estate with Home Depot. Pursuant to the lease/purchase agreement, Home Depot paid $9,500,000 to the Company, a portion of which was used to complete the purchase of the Bulova Parcel. As a result of the completion in 1993 of specified environmental work, the lease/purchase agreement obligated Home Depot to take title to the Bulova Parcel. In connection with this lease/purchase agreement, the Company recognized a gain on sale of real estate of $440,000 during 1993.

     During the first quarter of 1994, the Company completed the sale to Home Depot of an approximate two acre parking lot tract adjacent to the Bulova Parcel. The proceeds from the sale were $1,500,000, resulting in a 1994 gain on sale of real estate of approximately $800,000.

     Development History. The Property opened in 1958 as a single-level, open-air mall. The Mall was enclosed and climate-controlled in 1970.

     An extensive renovation, expansion and remerchandising program carried out in 1982-1983 included the following: (i) the addition of the Sears store and Auto Service Center, and a new two-level mall connecting the Sears store with the existing one-level mall; (ii) construction of a new three-level parking structure adjacent to the Sears store; and (iii) renovation of the existing one-level mall area and the J.C. Penney store. The outparcel buildings were not renovated in connection with this program.

     A renovation program for the interior of the Mall was completed during 1991-1992. The program included new tile flooring throughout the common areas, intensified lighting, new seating areas, and decorative columns and other features in a new color scheme. The food court was also renovated.

     Management has not yet determined whether to proceed with a previously planned expansion of the Mall that was suspended in 1992 for the lack of financing. The expansion will be accomplished only if its net effect on operations is expected to be positive and, in any event, actual construction would not be expected to commence prior to 1997.

     Remerchandising Program. In anticipation of the 1993-1996 lease expirations, the Company has under way a remerchandising campaign, the primary goal of which is to alter the tenant mix to appeal to a broader cross-section of the market while achieving increased revenues. Management estimates that approximately 95% of tenants whose leases expire between 1993 and 1996 are paying below market rents. The Company is negotiating with a group of prominent national retailers that Management believes will further enhance the overall financial stability of the Mall while maintaining the Mall's distinctive character associated with successful local and regional tenants.

     Over 50% of the Mall (excluding department stores) is leased to national retailers, including such major chains as The Limited (The Limited, Express, Victoria's Secret, and Bath & Body Works), The Gap, Footlocker, Mothercare, Edison Brothers (5-7-9, Coda, The Wild Pair), Melville (Kay-Bee Toy & Hobby, Fan Club), Waldenbooks and Radio Shack. Several national retailers have expressed interest in both expanding their current divisional presence as well as bringing new divisions into the Mall. By developing a leasing plan that takes advantage of upcoming lease rollovers, the Company expects to accommodate the requests of the larger national retailers, while at the same time meeting the space needs of smaller regional and local tenants. Management believes the remerchandising program will address consumers' needs for a diversified retail mix, thus strengthening the Mall's overall competitive position. Management estimates that the program will be completed by early 1995 and that the cost of tenant allowances required for the program will be approximately $3.5 million, approximately $1.8 million of which has already been expended.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 23, 1993, the Trust and the Partnership issued a written Consent Solicitation Statement/Prospectus to the Partnership's Unitholders of record as of December 6, 1993. The Prospectus solicited the consent of Unitholders to a conversion of the Partnership with and into the Trust, a real estate investment trust, pursuant to a merger of the Partnership into a wholly-owned subsidiary of the Trust ('Proposal 1') and an amendment to the Amended and Restated Agreement of Limited Partnership of EQK Green Acres, L.P. (the 'Partnership Agreement') so as to permit the acquisition of additional real estate investments ('Proposal 2') .

     On February 28, 1994, the conversion of the Partnership with and into the Trust and the amendment to the Partnership Agreement were approved by a majority of the Partnership's Unitholders. The final tabulation of votes cast was as follows:

                                                              PROPOSAL 1              PROPOSAL 2
                                                        ----------------------  ----------------------
                                                           UNITS       %(1)        UNITS       %(1)
                                                        -----------  ---------  -----------  ---------
For...................................................    5,420,478       79.0    5,432,119       79.2
Against...............................................    1,238,893       18.1    1,186,312       17.3
Abstain...............................................      201,508        2.9      242,448        3.5

- ------------------
(1) Represents the percentage of votes cast.

     The total votes cast, 6,860,879, represents 67.4% of total Units outstanding.

     For a detailed description of this matter, reference is made to the Registration Statement of the Partnership and the Trust on Form S-4 (Registration No. 33-68664), declared effective by the Securities and Exchange Commission on December 17, 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Shares of Beneficial Interest are traded on the New York Stock Exchange (symbol EGA). The Company is listed in the stock tables as 'EQK Green.' As of March 1, 1994, the record number of Common Shareholders was 1,663. Although the Company does not know the exact number of beneficial holders the Company's Common Shares of Beneficial Interest, it believes the number exceeds 5,900.

     The Company's Common Shares of Beneficial Interest began trading on the New York Stock Exchange on March 1, 1994. The following table presents cash distributions and the high and low prices of the predecessor Partnership's Units based on The New York Stock Exchange daily composite transactions.

                                                              HIGH        LOW     DISTRIBUTION(a)
                                                            ---------  ---------  -------------
Year ended December 31, 1993:
  First Quarter...........................................  $  11.875  $   8.125   $     .2750
  Second Quarter..........................................     11.125      8.750         .2750
  Third Quarter...........................................     12.250     10.000         .2750
  Fourth Quarter..........................................     12.375     10.750         .2750
                                                                                  -------------
                                                                                   $    1.1000
Year ended December 31, 1992:
  First Quarter...........................................  $  12.250  $  10.750   $     .3425
  Second Quarter..........................................     11.625      7.000         .2750
  Third Quarter...........................................      9.875      6.625         .2750
  Fourth Quarter..........................................      9.375      7.625         .2750
                                                                                  -------------
                                                                                   $    1.1675

- ------------------
(a) On January 25, 1994, a distribution of $.2750 per Common Share was declared with a record date of March 31, 1994 and a payment date of May 15, 1994.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                      AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1993       1992       1991       1990       1989
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS, EXCEPT PER UNIT DATA)
Gross income from rental operations............................  $  20,370  $  20,476  $  17,415  $  16,866  $  16,778
Income (loss) before extraordinary loss........................      1,150       (163)     2,511      4,327      4,300
Extraordinary loss from early retirement of debt...............     (6,373)        --         --         --         --
Net income (loss)..............................................     (5,223)      (163)     2,511      4,327      4,300
Total assets...................................................    153,886    157,781    152,479    147,362    139,097
Long-term obligations:
  Collateralized floating rate notes, net of unamortized
    discount...................................................    117,891         --         --         --         --
  Zero coupon mortgage note, net of unamortized discount.......         --     83,739     75,665     68,370     61,778
  Obligation under capitalized lease...........................      6,971      6,959      7,062      6,642         --
Per Common Share data:
  Net income (loss)............................................  $    (.51) $    (.02) $     .24  $     .42  $     .42
  Distributions (a)............................................       1.10       1.17       1.35       1.31       1.26

- ------------------
(a) The distribution for the first quarter of 1990 of $.3225 was declared on December 8, 1989. Such amount was accrued as a distribution in the 1989 financial statements but is reflected as a 1990 distribution in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

                              FINANCIAL CONDITION

MERGER TRANSACTION

     On February 28, 1994, EQK Green Acres, L.P. (the 'Partnership') merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of EQK Green Acres Trust (the 'Trust'). The Trust and the Partnership are collectively referred to herein as the 'Company.' See Item 1 and Note 1 to the consolidated financial statements for a discussion of the Company's common shares (the 'Common Shares') issued in connection with this merger (the 'Merger').

     The issuance of 10,277,469 Common Shares to the Unitholders and the General Partners on account of their respective percentage interests in the Partnership represents a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Partnership and the Trust have been combined at historical cost retroactive to January 1, 1991. The issuance of these Common Shares has been reflected as of this date at the amount of the Unitholders' and General Partners' original contributions to the Partnership.

     The issuance of Common Shares to the Special General Partner on account of its residual interest in the Partnership and to Equitable Realty Portfolio Management, Inc. (the 'Advisor') will be reflected in the Company's consolidated financial statements as of February 28, 1994 and March 30, 1994, respectively. The issuance of Common Shares to the Special General Partner will increase the Company's carrying value of land and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the value of the Special General Partner's residual interest in accordance with the allocation methodology utilized by the Partnership in connection with the Merger. Annual depreciation expense will increase by approximately $342,000 as a result of the increase in the basis of the Mall. The issuance of Common Shares to the Advisor will be reflected as a charge to earnings during the first quarter of 1994 in the approximate amount of $3,843,000.

     In connection with the Merger, the Company recognized as an expense nonrecurring legal, accounting, and printing costs aggregating approximately $1,250,000.

CASH FLOWS FROM OPERATING, INVESTING, AND FINANCING ACTIVITIES

     Cash flows from operating activities for 1993 and 1992 were $6,649,000 and $13,719,000, respectively. The 1993 results, and the related decline from 1992, are principally attributable to payments in 1993 of $1,951,000 and $2,684,000 for 1992 real estate taxes and deferred advisory and property management fees, respectively, and the payments of $1,123,000 for interest on the collateralized floating rate notes (the 'Floating Rate Notes'), $686,000 for deferred leasing costs, and $382,000 for Merger costs.

     During 1992, the Company's net cash provided by operating activities decreased by $1,131,000 compared to 1991. The primary cause of this decrease was the payment of $2,203,000 in 1992 for certain advisory and property management fees attributable to 1991. In 1991, the payment of these fees had been deferred, resulting in a nonrecurring cash flow benefit in that year. Offsetting this benefit in 1991 was the nonrecurrence of certain real estate taxes collected in 1990 attributable to the one-time acceleration of the billing of such taxes to tenants, and higher interest costs.

     Cash flows from investing activities increased by $6,713,000 in 1993 over the prior year, primarily due to the receipt of proceeds from the April 1993 transfer of an adjacent industrial tract (the 'Bulova Parcel') to Home Depot. Pursuant to a lease/purchase agreement, Home Depot paid

$9,500,000 to the Company, a portion of which was used to complete the purchase of the Bulova Parcel. In connection with this lease/purchase agreement, the Company recognized a gain on sale of real estate of $440,000 during 1993. Subsequent to December 31, 1993, the Company's restricted cash balance of $500,000 was released from escrow.

     During 1992, net cash used in investing activities by the Company increased $193,000 compared to 1991. The Company's capital expenditures for 1992 included payments of $1,884,000 related to the acquisition of the Bulova Parcel, predevelopment costs of $1,110,000 related to the deferred mall expansion project and tenant allowance and other capital items. In 1991, the Company completed a $2,700,000 interior renovation, and spent an additional $2,100,000 in developing the Plaza.

     Cash flows used in financing activities for 1993 and 1992 were $8,753,000 and $8,220,000, respectively. The increase in cash used in financing activities is primarily attributable to the refinancing activities in August 1993 in which the net proceeds from the issuance of the Floating Rate Notes were used to purchase a zero coupon mortgage note (the 'Zero Note') and to repay $16,500,000 in second mortgage financing.

     During 1992, the Company's net cash used in financing activities increased $300,000 compared to 1991. The increase was due to a decline in net additional borrowings substantially offset by lower distributions paid to Common Shareholders.

     The Company believes that Funds from Operations represents an indicator of its ability to make cash distributions. Funds from Operations is defined as net income before depreciation, amortization of financing and other deferred expenses, and gains or losses on sales of assets. Management believes that Funds from Operations is the most significant factor in determining the amount of cash distributions, although Funds from Operations does not represent net income or cash flows from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Furthermore, Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity.

     As indicated in the Consolidated Statements of Cash Flows, the Company experienced an unfavorable trend in cash provided by operating activities over the periods presented. However, the trend in Funds from Operations, which is not affected by temporary changes in working capital, has not been as unfavorable. The following table sets forth Funds from Operations and cash provided by operating activities of the Company for the periods indicated:

                                                                                     CASH PROVIDED
                                                                       FUNDS FROM     BY OPERATING
                                                                       OPERATIONS      ACTIVITIES
                                                                     --------------  --------------
Year ended December 31, 1991.......................................  $   13,451,000  $   14,850,000
Year ended December 31, 1992.......................................      11,972,000      13,719,000
Year ended December 31, 1993.......................................      10,820,000       6,649,000

     The decrease of $1,152,000 in Funds from Operations for 1993 compared to 1992 is attributable to the 1993 incurrence of currently payable interest expense on the Floating Rate Notes and payments of Merger expenses of $1,824,000 and $1,250,000, respectively, offset by the nonrecurrence of a $1,439,000 write-off of capitalized predevelopment costs in 1992. The decline of $1,479,000 in Funds from Operations for 1992 compared to 1991 is also attributable to this 1992 write-off.

DEBT REFINANCING

     On August 19, 1993, the Company, through a wholly-owned subsidiary, issued the Floating Rate Notes in an aggregate principal amount of $118,000,000. The Floating Rate Notes are secured by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The early extinguishment of the Zero Note, as described above, resulted in an extraordinary charge of $6,373,000. The remainder of the proceeds from the Floating Rate Notes was used to purchase an interest rate cap and to pay mortgage recording taxes and other costs incurred in connection with the refinancing. The entire principal amount of the Floating Rate Notes is due on their maturity date, August 19, 1998. The Floating Rate Notes have a floating interest rate equal to 78 basis points in excess of the three-month LIBOR. The interest rate on this debt, which is subject to quarterly reset, was 4.28% at December 31, 1993. Payments of interest expense will be funded from cash flows from operations supplemented, as necessary, by borrowings under the revolving credit facility described below. Amortization of the deferred financing costs, approximating $1,161,000 per annum, will result in an additional charge (non-cash) to interest expense. As a result of an interest rate cap agreement also entered into on August 19, 1993, the effective interest rate of the Floating Rate Notes will not exceed 9% per annum. The mortgage and indenture relating to the Floating Rate Notes limit additional indebtedness that may be incurred by Green Acres Mall Corp., but not by the Trust. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from Green Acres Mall Corp. to the debt service requirements of the Floating Rate Notes. On August 19, 1993, the Partnership also obtained an 18 month unsecured revolving credit facility in the amount of $3,400,000 which bears interest at 1% over the lender's prime rate (effective interest rate of 7.00% at December 31, 1993). At December 31, 1993, $1,800,000 was outstanding. The Floating Rate Notes' mortgage agreement places certain limitations on the Company's ability to borrow under the line of credit agreement. At December 31, 1993, limitations related to future capital expenditures reduced the Company's available borrowing capacity to approximately $1,150,000. In February 1994, the Company borrowed an additional $900,000 under this credit facility.

     The Company anticipates that it will refinance the revolving credit facility prior to the expiration of such facility. The Company also anticipates that it will refinance the Floating Rate Notes at maturity in August 1998. Given the substantial equity the Partnership has in the Property (the principal amount of the Floating Rate Notes represents less than 50% of the Property's estimated fair value at December 31, 1993), Management anticipates that it will have considerable flexibility in obtaining such refinancing. However, at this time, Management has not identified any specific sources of such refinancing.

     In connection with the issuance of the Floating Rate Notes, interest expense is expected to decline significantly after 1993. Although the refinancing program will result in substantial interest savings, interest will be payable currently rather than accrued and, as a result, cash flow available for distributions will be reflective of such expenditures.

DIVIDENDS

     The Company's current quarterly dividend rate of $.275 per Common Share represents an annual dividend rate of $1.10 per Common Share. The issuance of Common Shares to the Special General Partner and the Advisor will reduce the cash available per Common Share for distribution to the former Unitholders of the Partnership. However, the Special General Partner and the Advisor have agreed that all distributions received by them prior to May 1995 on account of the Common Shares issued in respect of the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor will be reinvested through a distribution reinvestment plan in newly issued Common Shares. As a result, the issuance of such Common Shares to the Special General Partner and Advisor will not affect cash flow available for distribution to the former Unitholders of the Partnership until after May 1995.

     Management anticipates that annual distributions on account of 1994 operations will be $1.10 per Common Share. The Company expects that an increase in Funds from Operations (before interest) will offset the effect of paying interest on the Floating Rate Notes on a current basis in 1994 and through maturity. The anticipated growth in Funds from Operations in 1994 reflects cost reductions resulting from the termination of the Advisory Agreement, net of costs associated with the Company's planned acquisitions program, and an increase in rental revenues. The Company also received, during the first quarter of 1994, $1,500,000 from the sale of two acres of property to Home Depot, which supplements Funds from Operations available for distribution. During 1994, the Company anticipates that its capital expenditures will be approximately $2,900,000 which it intends to fund from borrowings. The Company is currently pursuing an extension of its existing line of credit, although there can be no assurance that it will receive such an extension. Should it be unable to fund capital expenditures from borrowings, or should there be a shortfall in budgeted revenue growth or an unanticipated increase in interest expense, the Company's ability to maintain distributions at $1.10 per Common Share could be adversely affected.

     Commencing in May 1995, the Special General Partner and the Advisor will be entitled to receive cash distributions on their Common Shares. Consequently, in addition to the aforementioned growth in Funds from Operations required in 1994, Funds from Operations in 1995 must increase an additional $1,950,000 to maintain the current distribution rate of $1.10 per Common Share for 1995 and future years. Based on the information presently available, Management believes that stipulated rent increases from existing tenants, additional income from new tenants, renewal of expiring leases at higher market rents and increases in percentage rents will increase Funds from Operations by an amount sufficient to sustain the current dividend level in 1995, although there is no assurance as to this. Further, it is anticipated that capital expenditure requirements will decline significantly in 1995 due to the completion of the remerchandising program and the resulting reduction in future tenant allowances.

     The Company intends to acquire additional real estate investments. Financing for any such investments would be sought through any combination of public or private debt and/or equity financing (including possibly financing provided in whole or in part by sellers) determined by the Company to be advisable at the time. It is premature to seek such financing and there can be no assurance that any such financing could be obtained on favorable terms or at all.

RESULTS OF OPERATIONS

COMPARISON OF 1993, 1992, AND 1991

     The Company reported a net loss of $5,223,000 ($.51 per Common Share) in 1993, compared with a net loss of $163,000 ($.02 per Common Share) in 1992 and net income of $2,511,000 ($.24 per Common Share) in 1991.

     The 1993 results were impacted by the recognition of an extraordinary loss of $6,373,000 ($.62 per Common Share) from the early retirement of the Zero Note. The extraordinary loss was comprised principally of prepayment penalties and the write-off of deferred financing costs. Earnings in 1993 also declined as a result of the recognition of $1,250,000 of Merger costs. The earnings decline in 1993 was partially offset by the $440,000 gain on sale of real estate and a decrease in interest expense from 1992.

     The 1992 results were impacted by the writeoff of predevelopment costs. In June 1992, the Company announced its decision to defer a planned expansion of the Mall due to its inability to secure financing for this project. It is uncertain when, or if, the expansion program will be resumed. Accordingly, capitalized costs related to the predevelopment phase of the expansion, totaling $1,439,000, were written off. The earnings decline in 1992 over 1991 was also affected by higher interest expense in 1992, partially offset by an increase in revenues from rental operations. The trend in earnings is more fully described in the discussion of revenues and expenses that follows.

     Revenues from rental operations in 1993 decreased modestly from the prior year. The decline in 1993 revenues of $106,000 was attributable to a $334,000 decline in Plaza revenues, primarily related to the buildout of the new Kmart discount store, partially offset by higher Mall revenues attributable to specialty leasing of space to temporary tenants.

     In January 1993, the Company replaced Pergament Home Improvement Center, Inc. ('Pergament'), one of the Plaza's anchor tenants, and all but one of the Plaza's small store spaces, with a new Kmart discount store. In connection with the lease termination, the Partnership paid $450,000 to Pergament on July 1, 1993. The Company also paid a $150,000 fee to the Advisor in connection with the securing of Kmart as a new anchor tenant. This change in Plaza tenants is expected to generate an additional $350,000 of income from rental operations on an annualized basis compared to the income generated from the Plaza in 1992.

     Revenues from rental operations in 1992 increased from 1991 by $3,061,000 or 18%. Approximately one-half of the revenue increase was attributable to the operation of the Plaza, which was open for its first full year of business in 1992. In addition, the 1992 minimum rent from mall tenants increased due to improved occupancy, percentage rents increased due to higher tenant sales levels and other income increased due to an expanded temporary leasing program.

     Net operating expenses increased in 1993 to $2,059,000 from $1,779,000 in 1992 and $195,000 in 1991. This $280,000 increase in 1993 is primarily attributable to increases in net real estate taxes and food court costs of $147,000 and $119,000, respectively. The increase in net operating expenses in 1992 over 1991 is due to an increase in the expenses of the Plaza, which was in its first full year of operations, and increases in net operating expenses associated with common area maintenance and real estate taxes of $485,000 and $522,000, respectively.

     Included in net operating expenses are property management fees of $786,000, $785,000, and $697,000 for 1993, 1992, and 1991, respectively, attributable to the related agreement with Compass Retail, Inc. ("Compass"). In connection with the Merger, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation will be reduced from 4% to 2% of net rental and service income collected from tenants.

     Operating expense increases attributable to inflation generally do not have a significant effect on the Company's income from rental operations as substantially all operating expenses are reimbursed by tenants in accordance with the terms of their leases.

     Advisory fees have declined to $1,625,000 in 1993 from $1,709,000 in 1992 and $1,931,000 in 1991. The advisory fee was comprised of an annual base fee of $250,000 and an annual subordinated incentive advisory fee of $1,250,000 which increased in proportion to the amount by which aggregate distributions of operating cash flow to Unitholders exceed a ten percent return on the Unitholder's Adjusted Capital Contributions (as defined in the Partnership Agreement). Decreases in operating cash flows over the three year period account for the reductions in the advisory fees. The advisory agreement will terminate on March 30, 1994, upon the expiration of a 30-day transition period agreement.

     The provision for doubtful accounts was $424,000 in 1993, $809,000 in 1992 and $505,000 in 1991. The 1992 provision was attributable to anticipated losses associated with certain delinquent tenants whose leases were subsequently terminated. Such tenants were symptomatic of credit risk found in the retail industry, particularly among smaller local and regional tenants. Due to the absence of significant credit losses and due to certain recoveries of receivables previously written off, the Company experienced an improvement in its provision for doubtful accounts in 1993.

     Interest expense was $9,834,000, $10,787,000, and $8,401,000 for 1993,
1992, and 1991, respectively. The decrease in interest expense in 1993 over 1992 is due to the August 19, 1993 debt refinancing. The Zero Note, with an effective interest rate of 10.4% per annum, and the $16,500,000 in second mortgage financing, bearing interest at rates between 6% and 7% per annum, were replaced with Floating Rates Notes that had an initial interest rate of 4.03% that was reset to 4.28% on November 12, 1993. Interest expense increased in 1992 over 1991 due to the amortization of the discount on the Zero Note. In addition, 1992 interest expense increased due to a full year of interest recognized on the capitalized portion of the Plaza lease, higher interest cost on the line of credit and interest payable on the deferred advisory and property management fees.

     Other expenses consist primarily of the administrative costs of running the Company. There were no significant fluctuations in these costs during the three-year period ended December 31, 1993.

     Distributions to security holders were $11,305,000 ($1.10 per Common Share) in 1993, $11,999,000 ($1.168 per Common Share) in 1992, and $13,823,000 ($1.345
per Common Share) in 1991. The Company has paid out substantially all of its net cash flow since inception. Taking into account the anticipated impact on net cash flow of the previously discussed refinancing, distributions were reduced to an annual rate of $1.10 in June 1992.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's consolidated financial statements and supplementary data listed in Item 14(a) appear immediately following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company is managed by members of a Board of Trustees (the 'Managing Trustees') initially comprised of the directors of the Partnership's former managing general partner. It is anticipated that the Board of Trustees will be expanded in 1994 to include additional independent trustees. The Managing Trustees are divided into three classes as nearly equal in number as possible, with the term of office of one class expiring in each year. After expiration of the initial terms as set forth in the following table, trustees will serve for three-year terms. The Managing Trustees will be responsible for electing the Company's executive officers, who will serve at the discretion of the Board of Trustees. Myles H. Tanenbaum will serve as the Company's President and as Chairman of the Company's Board of Trustees. In addition to Mr. Tanenbaum, the Company's executive officers will include Randall C. Stein, who will serve as Senior Vice President; Kimli Cross Smith, who will serve as Vice President-Leasing; Richard P. Ferrell, who will serve as Vice President-Management; and Dennis Harkins, who will serve as Treasurer and Controller. By mid-1994, the Company intends to retain an Assistant Vice President-Construction. Brief summaries of Mr. Tanenbaum's and the other Managing Trustees' and executive officers' business experience and certain other information are set forth following the table.

                                                 YEAR
                   NAME                      TERM EXPIRES                           POSITION
- ------------------------------------------  ---------------  ------------------------------------------------------
Myles H. Tanenbaum (1)....................          1994     Managing Trustee and President
                                                               (Principal Executive and Financial Officer)
Sylvan M. Cohen(1)(2).....................          1995     Managing Trustee
Alton G. Marshall(2)(3)...................          1996     Managing Trustee
George R. Peacock(1)(3)...................          1996     Managing Trustee
Phillip E. Stephens(3)....................          1994     Managing Trustee
Randall C. Stein..........................           N/A     Senior Vice President
Kimli Cross Smith.........................           N/A     Vice President -- Leasing Secretary
Richard P. Ferrell........................           N/A     Vice President -- Management
Dennis Harkins............................           N/A     Treasurer and Controller (Principal Accounting Officer)

- ------------------
(1) Member of the nominating committee.

(2) Member of the audit committee.

(3) Member of the compensation committee.

     Myles H. Tanenbaum, age 63, is a Managing Trustee and President of the Company and Chairman of Arbor Enterprises, an investment and holding company, and formerly a consultant to Equitable Real Estate, of which the former
Advisor to the Partnership is a wholly-owned subsidiary. He was formerly the President of EQK Partners (formerly the Partnership's advisor) from its inception in September 1983 until October 1987 and was Chairman until December 1989. Prior to that time, from 1970 he served as Executive Vice President and the Chairman of the Executive Committee of Kravco, Inc. Mr. Tanenbaum is also managing partner of the Partnership's former special general partner, a general partnership which is the sole shareholder of the Partnership's former managing general partner. Prior to joining Kravco, Inc. in 1970, Mr. Tanenbaum had been a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen, Philadelphia, Pennsylvania. He is also a certified public accountant. Mr. Tanenbaum is currently a director of Universal Health Realty Trust, a New York Stock Exchange ('NYSE')-listed real estate investment trust which owns hospitals, and of The Pep Boys--Manny, Moe & Jack, Inc., an NYSE-listed company engaged in the retail sale of automotive parts and accessories, and the provision of automotive services.

     Sylvan M. Cohen, age 79, has been President and Trustee of Pennsylvania Real Estate Investment Trust, an American Stock Exchange-listed real estate investment trust since its inception in 1960. Mr.

Cohen is also a partner in the Philadelphia law firm of Cohen, Shapiro, Polisher, Shiekman and Cohen. Mr. Cohen is a former director of Fidelity Bank, Philadelphia, Pennsylvania, and is a director of FPA Corporation, an American Stock Exchange-listed real estate development company, and a trustee of EQK Realty Investors I, a NYSE-listed real estate investment trust. He formerly served as President of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

     Alton G. Marshall, age 72, is President of Alton G. Marshall Associates, Inc., a New York City real estate investment firm since 1971. He has been Senior Fellow of the Nelson A. Rockefeller Institute of Government in Albany, New York since January 1, 1991. He was Chairman of the Board and Chief Executive Officer of The Lincoln Savings Bank, FSB, from March 1984 through December 1990, and remains a Director and Chairman of the Bank's Executive Committee. From 1971 to 1981, he was President of the Rockefeller Center, Inc., a real estate, manufacturing and entertainment company. Mr. Marshall is currently a director of the Hudson River Trust, and New York State Electric & Gas Corp., and a trustee of EQK Realty Investors I. He is an independent partner of Alliance Capital and Alliance Capital Retirement Fund.

     George R. Peacock, age 70, retired in August 1988 after serving as Chairman and Chief Executive Officer of Equitable Real Estate, parent of the Partnership's former Advisor which is a wholly-owned subsidiary of Equitable. Mr. Peacock is a past member of Equitable's Investment Policy Committee.
Prior to his retirement he was also a Senior Vice President of parent Equitable for approximately twelve years. Mr. Peacock is a former director of Equitable Real Estate and remains a trustee of EQK Realty Investors I.

     Phillip E. Stephens, age 46, has been President of Compass Retail, the Partnership's former property manager and a subsidiary of Equitable Real Estate, since January 1992 and was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as President of ERPM, the Partnership's former Advisor and a wholly-owned subsidiary of Equitable Real Estate, since December 1989. From October 1987 to December 1989, he was President of EQK Partners (formerly the Partnership's Advisor), the predecessor in interest to ERPM. From its inception in September 1983 to October 1987, he was Senior Vice President of EQK Partners. He is also President and a trustee of EQK Realty Investors I.

     Randall C. Stein, age 35, has been Senior Vice President of the Trust since March 1994. From February 1992 to January 1994, Mr. Stein was Senior Vice President of Dusco Inc., New York, New York, a company engaged in the fund management of a portfolio of regional malls for institutional investors. Prior to that, from January 1984 to February 1992, Mr. Stein was Director of Development and Acquisitions for Strouse, Greenberg & Co., Philadelphia, Pennsylvania, a company engaged in real estate investment, management, leasing and development. Prior to that, from June 1981, Mr. Stein was Senior Tax
Advisor at Laventhol & Horwath, Philadelphia, Pennsylvania.

     Kimli Cross Smith, age 31, has been a leasing representative for Compass Retail, the Partnership's former property manager and a subsidiary of Equitable Real Estate since November 1990. From March 1988 until she joined Compass Retail, Ms. Smith was a leasing representative for Strouse, Greenberg & Co., Inc., Philadelphia, Pennsylvania.

     Richard P. Ferrell, age 36, has been Vice President -- Management of the Trust since March 1994. Prior to that, from December 1992, Mr. Ferrell was Vice President of the Partnership's former managing general partner and the Manager of Green Acres Mall. From December 1991 to December 1992 Mr. Ferrell worked for the Rouse Company as Vice President and General Manager of the Citadel, an enclosed mall located in Colorado Springs, Colorado. Prior to that, from February 1989 to December 1991, Mr. Ferrell was employed by the Rouse Company as Manager of Retail Operations for the Cherry Hill Mall in Cherry Hill, New Jersey.

     Dennis Harkins, age 31, has been the Controller of Green Acres Mall since June 1993. Prior to that, from August 1990 Mr. Harkins was Controller for Hayim and Co., Hempstead, New York, a company engaged in the importation and distribution of rugs. Prior to that, from January 1990 Mr. Harkins was Assistant Controller of the Yarmouth Group, New York, New York, a real estate investment company. From June 1987 until January 1990, Mr. Harkins was an accounting manager for Angeles Corp., Los Angeles, California, a real estate investment company.

     Pursuant to the Delaware Business Trust Act, the Company is required to have as a trustee a person or entity that is a resident of or has its principal place of business in the State of Delaware. The Delaware resident trustee is Wilmington Trust Company (the 'Resident Trustee'). The Declaration of Trust provides that the management of the Company is vested exclusively in the Managing Trustees who make up the Board of Trustees of the Company and that the Resident Trustee will not participate in the management of the Company except as directed by the Board of Trustees and consented to by the Resident Trustee. The principal offices of the Resident Trustee are located at 1100 N. Market Street, Rodney Square North, Wilmington, Delaware 19890-0001.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and trustees and persons who own more than ten percent of a registered class of the Company's equity securities, along with the predecessor Partnership's officers and directors and persons who owned more than ten percent of a registered class of the Partnership's equity securities (collectively, the 'Reporting Persons') to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

     Based on the Company's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Company believes that all filings required to be made by the Reporting Persons during 1993 were made on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     Until the conversion to a REIT on February 28, 1994, the Company was not internally managed, and therefore was not responsible for executive compensation.

        During 1993, the Partnership reimbursed its managing general partner for the $10,000 annual fees and the $1,000 per meeting fees payable to each of the managing general partner's independent directors, Messrs. Cohen and Marshall. Messrs. Cohen and Marshall also received $25,000 each for services rendered as members of a special committee in connection with their determination of desirability of the proposed conversion of the Partnership into a real estate investment trust and their recommendations with respect to the related terms and conditions. Except for such fees, the directors, officers and employees of the former managing general partner did not receive any salaries or other compensation from the Partnership. The former Advisor received an annual fee of $250,000 and a subordinated incentive advisory fee of $1,375,000 with respect to the year ended December 31, 1993

     With respect to the Company, except for those trustees who are also employees of the Company (initially Mr. Tanenbaum), trustees will receive annual fees of $15,000 in connection with their services as trustees of the Company, plus $1,000 for each board meeting and committee meeting they participate in. The Resident Trustee will receive annual fees of $2,500.

     In connection with Mr. Tanenbaum's service as President and Chief Executive Officer of the Company, Mr. Tanenbaum is expected to receive base salary at the annual rate of $175,000, subject to increases at the discretion of the Company's Board of Trustees. In addition to his base salary, Mr. Tanenbaum is expected to be eligible to receive an annual incentive bonus based upon individual and Company performance. In addition to his cash compensation, Mr. Tanenbaum was granted options in January 1994 to purchase up to 750,000 Common Shares at an exercise price of $10 per Common Share, equal to the market price of the shares on the date of grant. Such options vest at the rate of 20% per year commencing one year after the grant date, or January 25, 1995.

     The Company estimates that aggregate cash compensation for 1994 payable to the current executive officers listed in Item 10 (other than Mr. Tanenbaum) will be approximately $500,000. Additionally, it is anticipated that an Assistant Vice President-Construction will be retained and will receive aggregate cash compensation of less than $100,000.

     On January 25, 1994, the Board of Trustees adopted an Incentive Share Plan (the 'Plan'), which provides for the issuance of up to 1,500,000 Common Shares to outside Trustees and officers and key executives of the Company through options to purchase Common Shares, share appreciation rights, and restricted share grants. Common Share options may be options that are intended to qualify as incentive share options under the Internal Revenue Code of 1986, as amended, or options which are not intended to so qualify. Options will be granted at an exercise price that approximates the fair value of Common Shares on the grant date.

     Concurrent with the adoption of this Plan, the Company granted options to purchase 7,500 Common Shares to each of its four eligible trustees and options to purchase an aggregate of 875,000 Common Shares to certain officers (including options to purchase 750,000 Common Shares granted to Mr. Tanenbaum as described above). Certain officers also received an aggregate of 5,950 restricted Common Shares. All such options have an exercise price of $10 per Common Share and vest ratably commencing one year from the grant date, or January 25, 1995, in equal annual increments over three and five years for the Trustee and Officer options, respectively. The restricted shares become unrestricted in equal annual increments over three years commencing one year from the grant date, or January 25, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the beneficial holdings of Common Shares as of March 1, 1994 of all persons known by the Company, based upon filings with the Securities and Exchange Commission, to be beneficial owners of more than 5% of its outstanding Common Shares, of all Trustees of EQK Green Acres Trust individually, and of all Trustees and Officers of EQK Green Acres Trust as a group.

                                                                                     NUMBER OF                 % OF
NAME                                                    ADDRESS                  OUTSTANDING SHARES         SHARES (1)
- --------------------------------------  ---------------------------------------  ------------------        -------------
Equitable                               787 7th Avenue                                1,281,454.0(1)(2)          10.8%
                                        New York, NY 10019

Sylvan M. Cohen                         12 S. 12th Street                                      --                --
                                        Philadelphia, PA 19107

Alton G. Marshall                       20 W. 48th Street                                      --                --
                                        New York, NY 10036

George R. Peacock                       Monarch Plaza                                    10,105.1(3)                (4)
                                        3414 Peachtree Road
                                        Suite 1450
                                        Atlanta, GA 30326

Phillip E. Stephens                     5775 Peachtree Dunwoody                         102,189.0(2)                (4)
                                        Suite 200D
                                        Atlanta, GA 30342

Myles H. Tanenbaum                      One Tower Bridge                              1,036,763.0(2)(5)(6)       8.7%
                                        Suite 800
                                        W. Conshohocken, PA 19428

All Directors and Officers                                                            1,155,807.1(7)             9.7%
  as a Group (9 persons)

- ------------------
(1) The 308,933 Common Shares issuable to the Advisor on March 30, 1993 pursuant to the termination of the advisory agreement are considered outstanding for the purposes of this computation.

(2) Includes the estimated allocation of Common Shares issued to the former general partners of EQK Green Acres, L.P., although a final allocation has not yet been completed. Until the Common Shares are distributed, voting of the shares will be controlled by Mr. Tanenbaum.

(3) Includes 1,000 Common Shares owned by Mr. Peacock's wife, of which Mr. Peacock disclaims beneficial ownership.

(4) The number of Common Shares represents less than 1% of the outstanding Common Shares.

(5) Includes 12,700 Common Shares owned by Mr. Tanenbaum's wife and 10,000 Common Shares owned by a trust of which he is a trustee. Excludes 107,609 Common Shares owned by Mr.

    Tanenbaum's adult children, of which Mr. Tanenbaum disclaims beneficial ownership. Also excludes 750,000 Common Shares issuable upon exercise of options which were issued to Mr. Tanenbaum and which vest at the rate of 20% per year commencing one year after the January 25, 1994 grant date.

(6) Includes Mr. Tanenbaum's share of Common Shares issued to the General Partners pursuant to the Merger.

(7) Includes 5,950 restricted Common Shares that will become unrestricted in equal annual increments over three years commencing one year from the grant date, or January 25, 1995. Excludes executive officer options to purchase 875,000 Common Shares (inclusive of Mr. Tanenbaum's options to purchase 750,000 Common Shares) that vest at the annual rate of 20% commencing one year from the grant date, or January 25, 1995, and Trustee options for 30,000 Common Shares that vest in equal annual increments over three years commencing one year from the grant date, or January 25, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Property was acquired by the Partnership on August 27, 1986 at a purchase price of $135,859,782 from Green Acres Associates, a general partnership among Equitable, Sunrise Associates and the General Partners of the Partnership. Sunrise Associates, a limited partnership, is an affiliate of the General Partners of the Partnership.

     On December 1, 1989, a wholly owned subsidiary of Equitable Real Estate acquired the 50% interest in EQK Partners (former advisor to the Partnership) owned by Kravco Partners, Ltd., bringing to 100% Equitable Real Estate's ownership interest in EQK Partners. Mr. Tanenbaum and Mr. Stephens owned, directly or indirectly, 25.2% and 14.4%, respectively, of Kravco Partners, Ltd. Subsequently, ERMP, a wholly owned subsidiary of Equitable Real Estate, became Advisor to the Partnership as the successor in interest to EQK Partners.

     As Advisor, ERPM received an annual base advisory fee of $250,000 for the years ended December 31, 1993, 1992, and 1991. ERPM also earned a subordinated incentive advisory fee of $1,375,000, $1,459,000, and $1,681,000, respectively, for the years ended December 31, 1993, 1992, and 1991. In addition, ERMP has earned fees of $40,000 in each of 1993, 1992 and 1991 for tax reporting services. Compass will receive a fee of $40,000 for tax reporting services in 1994.

     In December 1992, the Partnership entered into an agreement with ERPM pursuant to which ERPM provided development services in conjunction with the termination of its lease with Pergament, a former anchor tenant at the Plaza, and the procurement of a new lease with Kmart. The fee for these services was $150,000.

     Upon sale of all or any portion of any real estate investment of the Partnership, the Advisor was entitled to receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Partnership). The disposition fee was to be reduced by the amount of any brokerage commissions and legal expenses incurred by the Partnership in connection with such sales. Pursuant to this agreement with the Advisor, the Company paid a $290,000 fee to the Advisor during 1993 relating to services rendered in connection with the acquisition and development of the Bulova Parcel and its ultimate transfer to Home Depot (see Items 1,7 and 8).

     Pursuant to the Merger discussed in Item 4, upon the expiration of a 30 day transition period agreement commencing March 1, 1994, the agreement with the Advisor will be terminated.

     The Partnership had entered into a property management agreement with Compass, a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger discussed in Items 1 and 4, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit

Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation will be reduced from 4% to 2% of net rental and service income collected from tenants. For the years ended December 31, 1993, 1992 and 1991, management fees earned by Compass were $786,000, $785,000, and $697,000, respectively.

     In 1992, the Partnership agreed to pay interest to both the Advisor and Compass as consideration for their willingness to defer the payment of fees which were otherwise due and payable. The Advisor and Compass deferred such fees as an accommodation to the Company in connection with its refinancing efforts as described in Items 7 and 8. For the years ended December 31, 1993 and 1992, the Partnership recorded interest expense on deferred fees of $249,000 and $223,000, respectively, representing an interest rate of 7.31% through April 1, 1993 and 8.5% thereafter applied to the cumulative unpaid fee balance. Such fees and the interest thereon were paid in full from the proceeds from the August 19, 1993 issuance of collateralized floating rate notes (see Items 7 and 8). Pursuant to an agreement with the Advisor to provide services in connection with such debt refinancing, the Advisor received a fee of $300,000 in 1993.

     The Company's executive offices will be located at One Tower Bridge, W. Conshohocken, PA 19428. These offices, including furniture, telephones, and certain ofice services and equipment, will be furnished for a period of between four and seven months at a monthly rate of approximately $11,500 from a partnership owned by Mr. Tanenbaum and his sons. Such terms have been approved by the Board of Trustees, with the abstention of Mr. Tanenbaum, based upon a conclusion that the terms of the lease are as favorable to the Company as those generally available from unaffiliated third parties.

     For a description of Common Shares issued to the Advisor pursuant to the Merger in connection with the termination of the advisory agreement and of Common Shares issued to the General Partners, see Items 1, 7 and 8.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     PAGE
                                                                                                               NUMBER
(a)  The following documents are filed as part of this report:
     1.   Consolidated Financial Statements
          Independent Auditors' Report                                                                          25
          Consolidated Balance Sheets at December 31, 1993 and 1992                                             26
          Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991            27
          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991  28
          Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991            29
          Notes to consolidated financial statements, including supplementary data                              30
     2.   Financial Statement Schedules
          Schedule VIII: Valuation and Qualifying Accounts                                                      38
          Schedule IX: Short-term Borrowings                                                                    38
          Schedule X: Supplementary Income Statement Information                                                38
          Schedule XI: Real Estate and Accumulated Depreciation                                                 38
          All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements, or the related notes thereto.
     3.   Exhibits
          (2) Form of Agreement and Plan of Merger by and among the Partnership, the General
              Partners, the Company and Green Acres Mall Corp.                                                  (7)
          (3)  (a)  Amended and Restated Declaration of Trust of the Company
               (b)  Certificate of Trust of the Company                                                         (7)
               (c)  Form of By-laws of the Company                                                              (7)
          (4)  Specimen of Common Share Certificate                                                             (7)
          (9)  None
          (10) (a)  Agreement regarding post-closing obligations.                                               (1)
               (b)  Modification and restatement of Lease between Green Acres Associates and Gimbels
                    Valley Stream, Inc. dated August 6, 1986.                                                   (1)
               (c)  Rent credit agreement dated August 6, 1986 between Green Acres Associates and
                    Federated Department Stores, Inc.                                                           (1)
               (d)  Agreement dated August 6, 1986 among Green Acres Associates, Gimbels Valley
                    Stream, Inc. and Federated Department Stores, Inc.                                          (1)
               (e)  Lease dated February 6, 1981 between the Equitable Life Assurance Society of the
                    United States and Allied Stores of New York, Inc.                                           (1)
               (f)  Lease dated December 15, 1954 by and between Sterling Estates, Inc. and JC
                    Penney Company, as amended.                                                                 (1)
               (g)  Lease dated February 22, 1989 by and between Blumfold Corporation and the
                    Partnership.                                                                                (2)


               (h)  First Amendment to Advisory Agreement dated as of December 15, 1989 between the
                    Partnership and EQK Partners.                                                               (3)
               (i)  Amendment to Lease between Blumfold Corporation and the Partnership dated June
                    22, 1990.                                                                                   (4)
               (j)  Amendment to Lease between Blumfold Corporation and the Partnership dated August
                    13, 1990.                                                                                   (4)
               (k)  Amendment to Amended and Restated Limited Partnership Agreement of the
                    Partnership dated December 17, 1990.                                                        (4)
               (l)  Acquisition Agreement between Bulova Corporation and the Partnership dated
                    September 23, 1991.                                                                         (5)
               (m)  Agreement of Lease between Home Depot USA, Inc. and the Partnership dated March
                    2, 1993.                                                                                    (6)
               (n)  Lease Agreement between Kmart Corporation and the Partnership dated March 8,
                    1993.                                                                                       (6)
               (o)  Form of Advisory Services Termination Agreement by and between the Company and
                    Equitable Realty Portfolio Management, Inc.                                                 (7)
               (p)  Form of Amended and Restated Property Management Agreement by and between the
                    Company and Compass Retail, Inc.                                                            (7)
               (q)  Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and
                    Rents and Fixture Filing, dated as of August 19, 1993, by and between the
                    Partnership and EQK Green Acres Funding Corp.                                               (7)
               (r)  Note due August 19, 1998 in the principal amount of $118,000 from the
                    Partnership to EQK Green Acres Funding Corp.                                                (7)
               (s)  Form of Collateralized Floating Rate Note due August 19, 1998 from EQK Green
                    Acres Funding Corp.                                                                         (7)
               (t)  Interest Rate and Currency Exchange Agreement, dated as of August 12, 1993, by and between AIG Financial Products Corp. and EQK Green Acres Funding Corp., as
                    agent for the Partnership.                                                                  (7)
               (u)  Indenture, dated as of August 19, 1993, by and between EQK Green Acres Funding
                    Corp. and Bankers Trust Company.                                                            (7)
               (v)  Agreement between the Partnership and PNC Bank dated August 19, 1993.                       (7)
               (w)  Form of Agreement Relating to New York State Real Property Transfer Gains Tax by
                    and among Equitable Life Assurance Society of the United States, Equitable
                    Realty Portfolio Management, Inc., the Company and the other signatories
                    thereto.                                                                                    (7)
               (x)  Loan Extension Agreement between PNC Bank and the Registrant dated March 30,
                    1993                                                                                        (6)
               (y)  EQK Green Acres Trust Incentive Share Plan.
          (11)      See Note 2 to the Consolidated Financial Statements.
          (12)      Inapplicable.
          (13)      Inapplicable.
          (16)      None.
          (18)      None.
          (21)      Subsidiaries of the Registrant schedule                                                     (7)
          (22)      Inapplicable.
          (23)      None.
          (24)      None.


          (28)      None.
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of 1993.
     The Registrant filed a Report on Form 8-K dated February 28, 1994 with respect to matters discussed in Item 4.
(c)  See paragraph (a) 3. above
(d)  See paragraph (a) 2. above

- ------------------

(1) Incorporated herein by reference to exhibit filed with Registrant's Registration Statement on Form S-11, File No. 33-6992.

(2) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1988.

(3) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1989.

(4) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1990.

(5) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1991.

(6) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1992.

(7) Incorporated herein by reference to exhibit filed with Registrant's Registration Statement on Form S-4, File No. 38-68664.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1994.

                                          EQK Green Acres Trust

                                          By:/s/ Myles H. Tanenbaum
                                             Myles H. Tanenbaum,
                                             Chairman of the Board
                                             of Trustees, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.

                     SIGNATURES                                                TITLE
- -----------------------------------------------------  -----------------------------------------------------

/s/ Myles H. Tanenbaum                                 Managing Trustee and President
Myles H. Tanenbaum                                     (Principal Executive and Financial Officer)

/s/ Phillip E. Stephens                                Managing Trustee
Phillip E. Stephens

/s/ Sylvan M. Cohen                                    Managing Trustee
Sylvan M. Cohen

/s/ Alton G. Marshall                                  Managing Trustee
Alton G. Marshall

/s/ George R. Peacock                                  Managing Trustee
George R. Peacock

/s/ Dennis Harkins                                     Treasurer and Controller (Principal Accounting
Dennis Harkins                                         Officer)

                                  EQK GREEN ACRES TRUST
                              INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            -----
EQK GREEN ACRES TRUST
Independent Auditors' Report..............................................................................  25
Consolidated Balance Sheets as of December 31, 1993 and 1992..............................................  26
Consolidated Statements of Operations for the years ended December 31, 1993, 1992, and 1991...............  27
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992, and 1991.....  28
Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992, and 1991...............  29
Notes to Consolidated Financial Statements................................................................  30


                                                                                                            PAGE
                                                                                                            -----
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
Schedule VIII -- Valuation and Qualifying Accounts........................................................  38
Schedule IX -- Short-term Borrowings......................................................................  38
Schedule X -- Supplementary Income Statement Information..................................................  38
Schedule XI -- Real Estate and Accumulated Depreciation...................................................  38

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees and
Shareholders of EQK Green Acres Trust:

We have audited the accompanying consolidated balance sheets of EQK Green Acres Trust (a Delaware business trust) as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993.
These consolidated financial statements and the consolidated financial statement schedules discussed below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EQK Green Acres Trust as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audits also comprehended the consolidated financial statement schedules of EQK Green Acres Trust as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.

Deloitte & Touche
Atlanta, Georgia

March 10, 1994

                             EQK GREEN ACRES TRUST
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT COMMON SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
                                         ASSETS
Investments in Green Acres Mall, at cost:
  Land..................................................................................  $    27,865  $    27,865
  Buildings and improvements............................................................      124,287      122,417
  Capitalized lease.....................................................................        7,125        7,125
  Personal property.....................................................................        1,075        1,045
  Construction in progress..............................................................          239          208
                                                                                          -----------  -----------
                                                                                              160,591      158,660
  Less accumulated depreciation.........................................................       22,674       18,964
                                                                                          -----------  -----------
                                                                                              137,917      139,696
Restricted cash.........................................................................          500           --
Cash and short-term investments.........................................................          885        1,929
Property under contract.................................................................           --        8,084
Accounts receivable (net of allowances for doubtful accounts of $723 and $994)..........        7,510        6,115
Other assets............................................................................        7,074        1,957
                                                                                          -----------  -----------
TOTAL ASSETS............................................................................  $   153,886  $   157,781
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Collateralized floating rate notes (net of unamortized discount of $109)..............  $   117,891           --
  Zero coupon mortgage note, net of unamortized discount of $20,426)....................           --  $    83,739
  Distributions payable.................................................................        2,826        2,826
  Obligation under capital lease........................................................        6,971        6,959
  Note payable to bank..................................................................        1,800       16,500
  Accounts payable and other liabilities................................................        3,513        7,763
  Due to affiliates.....................................................................          519        3,100
                                                                                          -----------  -----------
                                                                                              133,520      120,887
                                                                                          -----------  -----------
Shareholders' Equity:
  Shares of beneficial interest, without par value:
     Authorized: 5,000,000 preferred shares, 45,000,000 common shares, and 50,000,000 excess shares;
     Issued and outstanding: 10,277,469 common shares...................................       95,500       95,500
  Distributions in excess of accumulated earnings.......................................      (75,134)     (58,606)
                                                                                          -----------  -----------
                                                                                               20,366       36,894
                                                                                          -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................  $   153,886  $   157,781
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying Notes to Consolidated Financial Statements

                             EQK GREEN ACRES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT COMMON SHARE DATA)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
Revenues from rental operations................................................  $  20,370  $  20,476  $  17,415
Operating expenses, net of tenant reimbursements (includes fees to affiliate of
  $786, $785 and $697).........................................................      2,059      1,779        195
Advisory fees payable to affiliate.............................................      1,625      1,709      1,931
Provision for doubtful accounts................................................        424        809        505
Depreciation and amortization..................................................      3,969      3,574      3,359
Write-off of capitalized predevelopment costs..................................         --      1,439         --
                                                                                 ---------  ---------  ---------
Income from rental operations..................................................     12,293     11,166     11,425
Interest expense (includes interest expense to affiliate of $249; $223 and
  $0)..........................................................................      9,834     10,787      8,401
Merger expenses................................................................      1,250         --         --
Other expenses, net of interest income.........................................        499        542        513
                                                                                 ---------  ---------  ---------
Income (loss) before gain on sale of real estate and extraordinary loss........        710       (163)     2,511
Gain on sale of real estate....................................................        440         --         --
                                                                                 ---------  ---------  ---------
Income (loss) before extraordinary loss........................................      1,150       (163)     2,511
Extraordinary loss from early retirement of debt...............................     (6,373)        --         --
                                                                                 ---------  ---------  ---------
Net income (loss)..............................................................  ($  5,223) ($    163) $   2,511
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Income (loss) per share:
Income (loss) before gain on sale of real estate and extraordinary loss........  $    0.07  ($   0.02) $    0.24
Gain on sale of real estate....................................................       0.04         --         --
                                                                                 ---------  ---------  ---------
Income (loss) before extraordinary loss........................................       0.11      (0.02)      0.24
Extraordinary loss from early retirement of debt...............................      (0.62)        --         --
                                                                                 ---------  ---------  ---------
Net income (loss)..............................................................  ($   0.51) ($   0.02) $    0.24
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements

                             EQK GREEN ACRES TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                       DISTRIBUTIONS
                                                                                             IN
                                                                            SHARES OF    EXCESS OF
                                                                            BENEFICIAL  ACCUMULATED
                                                                            INTEREST      EARNINGS       TOTAL
                                                                            ---------  --------------  ---------
Balance, January 1, 1991..................................................  $  95,500   ($    35,132)  $  60,368

Net income for the year ended December 31, 1991...........................                     2,511       2,511
Distributions ($1.35 per Common Share)....................................                   (13,823)    (13,823)
                                                                            ---------  --------------  ---------
Balance, December 31, 1991................................................     95,500        (46,444)     49,056

Net (loss) for the year ended December 31, 1992...........................                      (163)       (163)
Distributions ($1.17 per Common Share)....................................                   (11,999)    (11,999)
                                                                            ---------  --------------  ---------
Balance, December 31, 1992................................................     95,500        (58,606)     36,894

Net (loss) for the year ended December 31, 1993...........................                    (5,223)     (5,223)
Distributions ($1.10 per Common Share)....................................                   (11,305)    (11,305)
                                                                            ---------  --------------  ---------
Balance, December 31, 1993................................................  $  95,500   ($    75,134)  $  20,366
                                                                            ---------  --------------  ---------
                                                                            ---------  --------------  ---------

          See accompanying Notes to Consolidated Financial Statements

                             EQK GREEN ACRES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)............................................................  ($  5,223) ($    163) $   2,511
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary loss from early retirement of debt..........................      6,373         --         --
     Provision for losses on accounts receivable...............................        424        809        505
     Depreciation and amortization.............................................      3,969      3,574      3,359
     Amortization of deferred financing costs..................................        582        487        286
     Amortization of zero coupon mortgage note discount........................      5,558      8,074      7,295
     Amortization of collateralized floating rate note discount................          9         --         --
     Gain on sale of real estate...............................................       (440)        --         --
     Capitalized lease interest................................................         --         --        146
     Write-off of capitalized predevelopment costs.............................         --      1,439         --
     Changes in assets and liabilities:
        (Increase) in accounts receivable and other assets.....................     (2,503)    (1,262)    (2,834)
        Increase (decrease) in accounts payable and other liabilities..........     (2,100)       761      3,582
                                                                                 ---------  ---------  ---------
  Net cash provided by operating activities....................................      6,649     13,719     14,850
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Proceeds from sale of real estate, net.......................................      9,377         --         --
  Additions to buildings and improvements and personal property................     (2,114)    (1,413)    (2,066)
  Additions to property under contract.........................................     (5,703)    (3,234)        --
  Construction and development costs, net of tenant reimbursements.............         --     (1,006)    (3,394)
  Increase in restricted cash..................................................       (500)        --         --
                                                                                 ---------  ---------  ---------
  Net cash provided by (used in) investing activities..........................      1,060     (5,653)    (5,460)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Distributions paid...........................................................    (11,305)   (12,667)   (13,720)
  Retirement of zero coupon mortgage note......................................    (95,399)        --         --
  Payments under capital lease.................................................         --       (103)        --
  Proceeds from issuance of collateralized floating rate notes.................    117,882         --         --
  Payment of deferred financing costs..........................................     (5,231)        --         --
  Borrowings under (repayment of) bank line of credit..........................    (14,700)     4,550      5,800
                                                                                 ---------  ---------  ---------
  Net cash (used in) financing activities......................................     (8,753)    (8,220)    (7,920)
                                                                                 ---------  ---------  ---------
Increase (decrease) in cash and short-term investments.........................     (1,044)      (154)     1,470
Cash and short-term investments, beginning of year.............................      1,929      2,083        613
                                                                                 ---------  ---------  ---------
Cash and short-term investments, end of year...................................  $     885  $   1,929  $   2,083
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements

                             EQK GREEN ACRES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: MERGER TRANSACTION AND BASIS OF PRESENTATION

     EQK Green Acres Trust (the 'Trust'), formed on September 8, 1993 as a Delaware business trust, has an indefinite life and intends to elect real estate investment trust ('REIT') status under the Internal Revenue Code of 1986, as amended. On February 28, 1994, EQK Green Acres, L.P. (the 'Partnership') merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust. Prior to February 28, 1994, the Trust did not have significant operations. The Trust and the Partnership are collectively referred to herein as the 'Company'.

     The Partnership had been formed pursuant to an Agreement of Limited Partnership dated as of June 30, 1986 (and amended and restated as of August 27, 1986) to acquire and operate Green Acres Mall (the 'Property' or the 'Mall'), a regional shopping mall located in Nassau County, Long Island, New York. In 1991, the Partnership completed the conversion of a leased industrial building, located adjacent to the Property, into a convenience shopping center known as the Plaza at Green Acres (the 'Plaza').

     Pursuant to the merger, Unitholders of the Partnership received 10,172,639 common shares of the Trust (the 'Common Shares') on account of their 98.98% percentage interest in the Partnership; the General Partners of the Partnership received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the Special General Partner of the Partnership received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement (see Note 5), the Advisor is entitled to receive 308,933 Common Shares on March 30, 1994.

     The issuance of 10,277,469 Common Shares to the Unitholders and the General Partners on account of their respective interests in the Partnership represents a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Trust and the Partnership have been combined at historical cost retroactive to January 1, 1991. The issuance of these Common Shares has been reflected as of January 1, 1991 at an amount that equals the Unitholders' and General Partners' original contribution to the Partnership.

     The issuances of Common Shares to the Special General Partner and the Advisor will be reflected in the Company's financial statements as of February 28, 1994 and March 30, 1994, respectively. The issuance of such Common Shares to the Special General Partner will increase the Trust's carrying value of land and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the agreed-upon value of the Special General Partner's residual interest in accordance with the allocation methodology utilized by the Partnership in connection with the Merger. Had this Common Share issuance been recorded on January 1, 1991, depreciation expenses would have increased by approximately $342,000 in each of the three years ended December 31, 1993
($.03 per Common Share outstanding). The issuance of Common Shares to the Advisor will be reflected as a charge to earnings during the first quarter of 1994 in the approximate amount of $3,843,000.

     In connection with the merger, the Company recorded as expense in 1993 nonrecurring legal, accounting, and printing costs aggregating approximately $1,250,000 ($.12 per Common Share).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Minimum rents are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized on an accrual basis.

CAPITALIZATION, DEPRECIATION AND AMORTIZATION

     Investments in the Property are recorded at cost. Costs directly associated with major renovations and improvements to mall property and to leased property are capitalized until the related project is substantially complete and ready for its intended use. In 1991, capitalized improvements and additions included $867,000 of interest on funds borrowed to finance construction. No interest was capitalized in 1993 and 1992. Capitalized leases are recorded at the lower of fair market value or the present value of future lease payments.

     Depreciation of the Property is provided on a straight-line basis over the estimated useful lives of the related assets, ranging generally from 10 to 40 years. Capitalized lease assets are amortized over the lease term. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

DEFERRED LEASING COSTS

     Costs incurred in connection with the execution of a new lease, including leasing commissions, costs associated with the acquisition or buyout of existing leases and legal fees, are deferred and amortized over the term of the new lease.

NET INCOME (LOSS) AND DISTRIBUTIONS PER COMMON SHARE

     Net income (loss) and distributions per Common Share for the years ended December 31, 1993, 1992, and 1991 have been computed based on the 10,277,469 Common Shares outstanding during the periods.

INCOME TAXES

     No provision has been made in the accompanying consolidated financial statements for income tax liabilities since the Unitholders and General Partners of the Partnership were required to include their respective share of profits and losses in their individual tax returns.

     The ongoing operations of the Company generally will not be subject to Federal income taxes as long as the Company qualifies as a REIT. In order to qualify as a REIT, the Company will be required to distribute at least 95% of its taxable income to the shareholders and to meet certain asset and income tests, as well as certain other requirements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents include short-term investments with an original maturity of three months or less.

     Included in the consolidated statements of cash flows are cash payments for interest (net of amount capitalized) of $3,334,000, $1,986,000 and $789,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

     At December 31, 1993, accrued refinancing costs amounted to $131,000.

     In 1992, the Company capitalized $8,084,000 representing the purchase price, plus related expenditures for interest, taxes, insurance and predevelopment costs of the adjacent industrial tract which it had committed to purchase (see Note 6). The corresponding obligation for the unpaid balance of the purchase contract at December 31, 1992, amounting to $4,850,000, was reflected in other liabilities. Such amount was paid in 1993.

     In 1991, cash used in investing activities included $771,000 of expenditures accrued at December 31, 1990.

FINANCIAL INSTRUMENTS

     Management has reviewed the various assets and liabilities of the Company at December 31, 1993 and 1992 in accordance with Statement of Financial Accounting Standards No. 107, 'Disclosure about Fair Value of Financial Instruments' (which is not applicable to real estate assets). Management has concluded that all of the Company's financial instruments, except for the zero coupon mortgage note outstanding at December 31, 1992, have terms such that their book value approximates fair value. At December 31, 1992 and continuing into 1993, there was no readily available source of zero coupon mortgage financing and, therefore, management determined that the estimation of a fair value of the zero coupon mortgage note was not practicable. On August 19, 1993, the Company retired the zero coupon mortgage note with the proceeds from the issuance of its collateralized floating rate notes (see Note 4).

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform their presentation to that used in the current year.

NOTE 3: LEASING ARRANGEMENTS

THE COMPANY AS LESSOR

     The Company leases shopping center space to approximately 200 tenants, generally under non-cancelable operating leases. The leases generally provide for minimum rentals, plus percentage rentals based upon the retail stores' sales volume.

     Percentage rentals amounted to $2,563,000, $2,621,000 and $2,306,000 for the years ended December 31, 1993, 1992, and 1991, respectively. In addition, the tenants pay certain utility charges to the Company and, in most leases, reimburse their proportionate share of real estate taxes and common area expenses.

     The Company leases space to national, regional, and local tenants. Diversity in the tenant mix minimizes exposure to credit risk from geographic concentration. However, regional and local tenants may represent a higher level of credit risk. In certain instances, the Company obtains security deposits to mitigate risk from less creditworthy tenants.

     Future minimum rentals under existing leases at December 31, 1993 are as follows:

YEARS ENDING DECEMBER 31,                                                        AMOUNT
- --------------------------------------------------------------------------  ----------------
1994......................................................................  $     15,919,000
1995......................................................................        15,534,000
1996......................................................................        14,571,000
1997......................................................................        14,272,000
1998......................................................................        13,910,000
Thereafter................................................................        95,043,000
                                                                            ----------------
                                                                            $    169,249,000
                                                                            ----------------
                                                                            ----------------


THE COMPANY AS LESSEE

     In 1990, the Company entered into a 30-year lease, with three, six-year renewal options, on the Plaza, an adjacent 9-acre site on which there is situated an industrial building that has been renovated and converted into retail shopping space. The Plaza opened for business in September 1991. In addition to specified rents, the Plaza lease requires the Company to pay property taxes, insurance, operating expenses and additional rentals based on a percentage of revenues generated by the operations of the Plaza. No such additional rentals were paid in 1993, 1992 or 1991. In accordance with applicable accounting standards, the portion of the lease related to the building is accounted for as a capital lease while the portion related to the land is accounted for as an operating lease.

     The following is a schedule of future minimum lease payments under the lease as of December 31, 1993:

                                                                        CAPITAL        OPERATING
                                                                         LEASE           LEASE
                                                                       COMPONENT       COMPONENT
                                                                     --------------  --------------
1994...............................................................  $      678,000  $      762,000
1995...............................................................         678,000         762,000
1996...............................................................         678,000         762,000
1997...............................................................         702,000         788,000
1998...............................................................         707,000         793,000
Thereafter.........................................................      28,731,000      32,269,000
                                                                     --------------  --------------
Minimum Lease Payments.............................................      32,174,000  $   36,136,000
                                                                                     --------------
                                                                                     --------------
Less Amount Representing Interest..................................     (25,203,000)
                                                                     --------------
Present Value of Minimum Lease Payments............................  $    6,971,000
                                                                     --------------
                                                                     --------------

     For the years ended December 31, 1993, 1992, and 1991, total rental expense under the operating lease portion of this lease was $734,000, $709,000 and $329,000, respectively, all of which represented minimum lease payments.

     As of December 31, 1993, the Company has signed sublease agreements with certain tenants of the Plaza, which agreements generally provide for rentals based on a percentage of tenant sales in addition to base rental. Sublease income of $42,953,000 will be received over the remaining terms of the respective leases. Such income is included in the future minimum rentals table presented above.

Sublease income totalled $2,189,000, $2,523,000, and $765,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

     In January 1993, the Partnership terminated its lease with Pergament Home Improvement Center ('Pergament'), one of the anchor tenants at the Plaza, and entered into a new lease agreement covering Pergament's space and all but one of the Plaza's small store spaces with Kmart Corporation. In connection with the lease termination, the Company paid Pergament $450,000.

NOTE 4: DEBT FINANCING

     On August 19, 1993, the Company completed a comprehensive refinancing by issuing collateralized floating rate notes ('floating rate notes') in the aggregate principal amount of $118,000,000. The proceeds from the sale of the floating rate notes were used, in part, to pay the approximate $95,399,000 purchase price for the zero coupon first mortgage note previously outstanding and retire a $16,500,000 term loan note at face value. The proceeds from the issuance of the floating rate notes were also used to purchase an interest rate cap for $1,023,000 and to pay mortgage recording taxes and other costs incurred in connection with this refinancing. The floating rate notes were recorded net of a $118,000 discount. In connection with the early extinguishment of the zero coupon first mortgage note, the Company recognized an extraordinary charge to earnings of $6,373,000.

     The floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis commencing November 12, 1993. The interest rate is subject to reset on such interest payment dates. The initial interest rate, 4.03%, was effective for the period August 19, 1993 to November 11, 1993. On November 12, 1993, the interest rate was reset to 4.28%. The interest rate cap provides that the effective interest rate applicable to the $118,000,000 face value of the notes will not exceed 9% per annum through their maturity date. Should such debt's interest rate rise above 9%, the Company would record amounts receivable from the counter-party as a reduction to interest expense. The Company is exposed to certain losses in the event of non-performance by the counter-party to this agreement. The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by Green Acres Mall Corp.. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from Green Acres Mall Corp. to debt service requirements of the floating rate notes.

     As part of its comprehensive debt restructuring, the Company also obtained a $3,400,000 unsecured line of credit facility from a bank. The line of credit agreement bears interest at 1% above the bank's prime rate and will mature in February 1995, unless extended. The line of credit agreement also contains certain covenants which, among other matters, limit the amount of the Company's annual dividend to an amount that does not exceed operating cash flow (as defined), and require the Company to maintain a quarterly debt service coverage ratio (as defined). At December 31, 1993, the Company had borrowed $1,800,000 under this credit facility. The floating rate notes' mortgage agreement places certain limitations on Green Acres Mall Corp.'s ability to borrow under the line of credit agreement. At December 31, 1993, limitations related to future capital expenditures reduced the Company's available borrowing capacity to approximately $1,150,000. Subsequent to year end, the Company borrowed an additional $900,000 under this credit facility.

     The Partnership had issued the previously outstanding zero coupon mortgage note on August 27, 1986 in connection with its financing of the acquisition of the Property. The zero coupon mortgage note, which was secured by substantially all of the real property comprising Green Acres Mall, had an effective annual interest rate of 10.4% compounded semi-annually.

     The $16,500,000 term loan note retired on August 19, 1993 originated on June 30, 1993 upon the conversion of a matured line of credit. This line of credit, along with predecessor facilities, bore interest at rates ranging from the bank's prime rate to such prime rate plus 1%. In connection with a renewal and the conversion of the line of credit facility to a term loan in 1993, the Company paid fees to the bank of approximately $125,000. Borrowings under these facilities were secured by a second mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza.

NOTE 5: ADVISORY AND MANAGEMENT AGREEMENTS

     Prior to the termination of its advisory agreement as discussed below, Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ('Equitable Real Estate'), acted as 'Advisor' to the Partnership. The Advisor made recommendations to the Managing General Partner concerning investments, administration and day-to-day operations. For performing these services, the Advisor received an annual base advisory fee of $250,000. The Advisor also received an annual subordinated incentive advisory fee of $1,250,000 which increased in proportion to the amount by which aggregate distributions of operating cash flow to Unitholders exceeded a 10% return on the Unitholders' Adjusted Capital Contributions (as defined in the Partnership Agreement). Payment of this fee was subordinated to a minimum annual distribution equal to a 10% return to Unitholders. Portions of the fee not paid in any year because of such subordination were to be deferred and paid from future operating cash flow on a subordinated basis. For the years ended December 31, 1993, 1992, and 1991, the subordinated incentive advisory fee was $1,375,000, $1,459,000, and $1,681,000, respectively. As of
December 31, 1992 and 1991, $1,459,000 and $1,264,000, respectively, were reflected as obligations on the Company's consolidated balance sheets.

     Upon sale of all or any portion of any real estate investment of the Partnership, the Advisor was entitled to receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Partnership). The disposition fee was to be reduced by the amount of any brokerage commissions and legal expenses incurred by the Partnership in connection with such sales. Pursuant to this agreement with the Advisor, the Company paid a $290,000 fee to the Advisor during 1993 relating to services rendered in connection with the acquisition and development of the Bulova Parcel and its ultimate transfer to Home Depot (see Note 6). Such fees paid to the Advisor reduced the amount of the gain recognized from this transaction.

     Pursuant to an agreement with the Advisor to provide services in connection with the refinancing of the Company's debt as described in Note 4, the Advisor was paid a $300,000 fee in 1993.

     In December 1992, the Partnership entered into an agreement with the Advisor pursuant to which the Advisor provided development services in conjunction with the termination of its lease with Pergament and the procurement of a new lease with Kmart Corporation (see Note 3). The fee for these services was $150,000, which was paid in 1993.

     Pursuant to the merger discussed in Note 1, upon the expiration of a 30 day transition period agreement commencing March 1, 1994, the agreement with the Advisor will be terminated.

     The Partnership had entered into a property management agreement with Compass Retail, Inc. ('Compass'), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the merger discussed in Note 1, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation will be reduced from 4% to 2% of net rental and service income collected from tenants. For the years ended December 31, 1993, 1992 and 1991, management fees earned by Compass were $786,000, $785,000, and $697,000, respectively.

     In 1992, the Partnership agreed to pay interest to both the Advisor and Compass as consideration for their willingness to defer the payment of fees which were otherwise due and payable. The Advisor and Compass deferred such fees as an accommodation to the Partnership in connection with its refinancing effort (see Note 4). For the years ended December 31, 1993 and 1992, the Company recorded interest expense on deferred fees of $249,000 and $223,000 respectively, representing interest rates of 7.31% through April 1, 1993 and 8.5% thereafter applied to the cumulative unpaid fee balances.

NOTE 6: DEVELOPMENT ACTIVITIES

     In January 1992, the Company announced plans for a major expansion of the Mall. The Company filed the required zoning and other related applications necessary for the commencement of such expansion. In June 1992, the Company announced its decision to defer the planned expansion of the Mall due to its inability to secure financing for this project. It is uncertain when, or if, the expansion program will be resumed. Accordingly, capitalized costs related to the predevelopment phase of the expansion were written-off.

     In April 1993, the Company completed the acquisition of an adjacent industrial tract (the 'Bulova Parcel') through a subsidiary partnership and entered into a lease/purchase agreement for this real estate with Home Depot. Pursuant to the lease/purchase agreement, Home Depot paid $9,500,000 to the Company, a portion of which was used to complete the purchase of the Bulova Parcel. As a result of the completion in 1993 of specified environmental work, the lease/purchase agreement obligated Home Depot to take title to the Bulova Parcel. In connection with this lease/purchase agreement, the Company recognized a gain on sale of real estate of $440,000 during 1993. Subsequent to December 31, 1993, the Company's restricted cash balance of $500,000 was released from escrow.

     During the first quarter of 1994, the Company completed the sale to Home Depot of an approximate two acre parking lot tract adjacent to the Bulova Parcel. The proceeds for the sale were $1,500,000, resulting in a 1994 gain on sale of real estate of approximately $800,000.

NOTE 7: COMMITMENTS AND CONTINGENCIES

     Pursuant to the terms of the Plaza lease, the Company was required to provide, or cause a third party lender to provide, mortgage financing of $4,800,000 to the lessor.

     In January 1992, the Company arranged such financing from a third party lender for a term of five years at an interest rate of 10.25%. The Company has an option to extend the financing for an additional five years at a variable rate of interest. This financing replaced an existing mortgage, and is secured by the Plaza property, but is non-recourse to the lessor. The Company is required to make all debt service payments on behalf of the lessor and will receive an annual offset to its minimum rent equal to 12% of the total financing provided to the lessor.

NOTE 8: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1993 and 1992. Such data include certain reclassifications to accounts presented in quarterly reports on Form 10-Q in order to conform their presentation to that used in the consolidated statements of operations presented herein.

                                                                   (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                                                                    QUARTER ENDED
                                                                 ---------------------------------------------------
                                                                  MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                                 -----------  ---------  -------------  ------------
1993
Revenues from rental operations................................   $   4,975   $   5,037    $   5,010     $    5,348
Income from rental operations..................................       3,201       3,314        3,022          2,756
Income before extraordinary loss...............................         146         753          622           (371)
Extraordinary loss from early retirement of debt...............          --          --       (6,373)            --
Net income (loss)..............................................         146         753       (5,751)          (371)
Income before extraordinary loss per Common Share..............         .01         .08          .06           (.04)
Extraordinary loss from early retirement of debt per Common
  Share........................................................          --          --         (.62)            --
Net income (loss) per Common Share.............................   $     .01   $     .08    $    (.56)    $     (.04)

1992
Revenues from rental operations................................   $   4,850   $   5,100    $   4,984     $    5,542
Income from rental operations..................................       3,389       1,693        3,018          3,066
Net income (loss)..............................................         662      (1,170)         361            (16)
Net income (loss) per Common Share.............................   $     .06   $    (.11)   $     .04     $     (.01)

     In connection with the merger discussed in Note 1, the Company recorded as expense in the fourth quarter of 1993 nonrecurring legal, accounting, and printing costs aggregating $1,250,000 ($.12 per Common Share).

     As discussed in Note 6, during the second quarter of 1992, the Company wrote-off $1,439,000 of capitalized costs related to the predevelopment phase of a mall expansion project that was deferred ($.14 per Common Share).

NOTE 9: SUBSEQUENT EVENTS

     On January 25, 1994, the Board of Trustees adopted an Incentive Share Plan (the 'Plan'), which provides for the issuance of up to 1,500,000 Common Shares to outside Trustees, officers and key executives of the Company through options to purchase Common Shares, share appreciation rights, and restricted share grants. Common Share options may be options that are intended to qualify as incentive options under the Internal Revenue Code of 1986, as amended, or options which are not intended to so qualify. Options will be granted with an exercise price that approximates the fair value of the Common Shares on the grant date.

     Concurrent with the adoption of this Plan, the Company granted options to purchase 7,500 Common Shares to each of its four eligible trustees and options to purchase an aggregate of 875,000 Common Shares to certain officers. Certain officers also received in aggregate 5,950 restricted Common Shares. All such options have an exercise price of $10 per Common Share and vest ratably commencing one year from the grant date in equal annual increments over three and five years for the Trustee and officer options, respectively.
The restricted shares become unrestricted in equal annual increments over three years commencing one year from the grant date.

- --------------------------------------------------------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                               DECEMBER 31, 1993
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
- --------------------------------------------------------------------------------

                                                      ADDITIONS
                                             ----------------------------
                                BALANCE AT    CHARGED TO     CHARGED TO                     BALANCE AT
                                 BEGINNING     COSTS AND        OTHER                         END OF
         DESCRIPTION             OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS(1)     PERIOD
- -------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
             1993                $     994     $     424             --       $     695      $     723
             1992                $     648     $     809             --       $     463      $     994
             1991                $     264     $     505             --       $     121      $     648

- --------------------------------------------------------------------------------

(1) Write-offs of accounts receivable
- --------------------------------------------------------------------------------
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
- --------------------------------------------------------------------------------

                                                            MAXIMUM      AVERAGE
                                              WEIGHTED      AMOUNT       AMOUNT        WEIGHTED
         CATEGORY OF            BALANCE AT     AVERAGE    OUTSTANDING  OUTSTANDING      AVERAGE
     AGGREGATE SHORT-TERM           END       INTEREST      DURING       DURING       DURING THE
          BORROWINGS             OF PERIOD      RATE        PERIOD      PERIOD(1)     PERIOD (2)
- ---------------------------------------------------------------------------------------------------
Revolving credit line payable to bank:
             1993                $   1,800         7.0%    $  16,500    $   9,925           7.4%
             1992                $  16,500         6.4%    $  16,500    $  15,850           6.7%
             1991                $  11,950         6.7%    $  11,950    $  10,492           8.4%
- ---------------------------------------------------------------------------------------------------

(1) Average of month-end balances outstanding during the period.
(2) Year-to-date interest expense divided by average of month-end balances outstanding during the period.
- --------------------------------------------------------------------------------
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
- --------------------------------------------------------------------------------

                                                                          CHARGED TO COSTS AND EXPENSES
                                                                            YEARS ENDED DECEMBER 31,
                                                                         -------------------------------
                                 ITEM                                      1993       1992       1991
- --------------------------------------------------------------------------------------------------------
1. Maintenance and repairs (1)                                           $   2,063  $   1,755  $   1,759
2. Depreciation and amortization of intangible assets, preoperating
   costs and similar deferrals (2)                                       $     658  $     512  $     354
3. Taxes, other than payroll and income taxes (1)                        $   7,613  $   7,015  $   6,493
- --------------------------------------------------------------------------------------------------------

(1) Substantially all such costs are recovered from tenants based on the provisions of the tenants' leases.
(2) Principally represents amortization of deferred financing costs, which is classified as interest expense.
- --------------------------------------------------------------------------------
            SCHEDULE XI -- REAL ESTATE AND ACCUMULATED DEPRECIATION
- --------------------------------------------------------------------------------

                                                          COST               GROSS AMOUNT
                                                       CAPITALIZED         AT WHICH CARRIED
                                                       SUBSEQUENT            AT CLOSE OF
                                   INITIAL COST(3)         TO                 PERIOD(5)
                                 --------------------  ACQUISITION    ---------------------------
                                             BLDG &    -----------              BLDG &                ACCUM.      DATE OF
DESCRIPTION         ENCUMBRANCE    LAND     IMPROVE.   IMPROVEMENTS   LAND     IMPROVE.     TOTAL     DEPREC.   CONSTRUCTION
- -----------------------------------------------------------------------------------------------------------------------------
Green Acres Mall     $ 117,891(1) $  27,865 $ 108,895   $  12,725   $  27,865  $ 121,620  $ 149,485  $  22,147        1955(4)
Plaza at Green
 Acres                 117,891(2)        --     6,913       3,954          --     10,867     10,867        527        1991
                         6,971(2)
Miscellaneous               --          --         --         239          --        239        239         --         N/A
- -----------------------------------------------------------------------------------------------------------------------------
Totals               $ 124,862   $  27,865  $ 115,808   $  16,918   $  27,865  $ 132,726  $ 160,591  $  22,674
- -----------------------------------------------------------------------------------------------------------------------------

                                  LIFE ON WHICH
                                 DEPRECIATION IN
                               LATEST INCOME STMT.
                       DATE            IS
DESCRIPTION          ACQUIRED       COMPUTED
- --------------------------------------------------
Green Acres Mall       8/27/86      40 yrs.
Plaza at Green
 Acres                 8/13/90    40-48 yrs.

Miscellaneous          Various       N/A
- --------------------------------------------------
Totals
- --------------------------------------------------

                                 IN

(1) Encumbrance is a floating rate note constituting a first lien on the real estate.
(2) The Plaza at Green Acres is a leased asset. Encumbrances constitute a first leasehold mortgage collateralizing the floating rate notes ($117,891) and the obligation under the capitalized lease ($6,971).
(3) Includes $10,175 representing the deemed value of units issued to affiliates of the former owners of Green Acres Mall and the General Partnership interest ($2,075 in Land, $8,100 in Buildings and Improvements).
(4) Original construction was completed in 1955; mall was expanded/renovated in 1982-83 and renovated again in 1990-91.
(5) The aggregate tax basis of the Partnership's property is $143,829 as of December 31, 1993.


RECONCILIATION OF GROSS CARRYING AMOUNT OF REAL ESTATE:  RECONCILIATION OF ACCUMULATED DEPRECIATION:
- --------------------------------------------------------------------------------------------------------------
Balance, December 31, 1990                    $151,207   Balance, December 31, 1990                     $12,164
 Improvements and Additions, 1991                6,473   Depreciation expense, 1991                       3,252
                                             ---------                                                ---------
Balance, December 31, 1991                    $157,680   Balance, December 31, 1991                     $15,416
 Improvements and Additions, 1992                  980   Depreciation expense, 1992                       3,548
                                             ---------                                                ---------
Balance, December 31, 1992                    $158,660   Balance, December 31, 1992                     $18,964
 Improvements and Additions, 1993                2,114   Depreciation expense, 1993                       3,893
 Write-off of fully depreciated assets           (183)   Write-off of fully depreciated assets            (183)
                                             ---------                                                ---------
Balance, December 31, 1993                    $160,591   Balance, December 31, 1993                     $22,674
                                             ---------                                                ---------
                                             ---------                                                ---------