Form 10-Q
period 1994-03-31
ARBOR PROPERTY TRUST
filed 1994-05-16
CIK 912025

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                    ---------------------------------------
                                   FORM 10-Q
                    ---------------------------------------

(Mark One)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1994

                                           OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                           Commission File No. 1-12412

                              ARBOR PROPERTY TRUST
             (Exact name of Registrant as specified in its Charter)

              Delaware                                  23-2740383
     (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)                Identification No.)

Suite 800, One Tower Bridge, W. Conshohocken, PA          19428
    (Address of principal executive offices)            (Zip code)

                              (215) 941-2933
            (Registrant's telephone number, including area code)

                           EQK GREEN ACRES TRUST
          (Former name of registrant if changed since last report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ____X____ No ____________

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes _________ No ____________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 11,908,603 shares as of May 12, 1994.

                              ARBOR PROPERTY TRUST

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1994

                                     INDEX

                                                                  Page
   PART I - FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Balance Sheets as of
            March 31, 1994 and December 31, 1993                   3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1994
            and March 31, 1993                                     4

            Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1994
            and March 31, 1993                                     5

            Notes to Condensed Consolidated Financial Statements   6

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                          9

   PART II - OTHER INFORMATION

   Items 1 through 6.                                             11

   SIGNATURES                                                     12

                             ARBOR PROPERTY TRUST

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except common share data)

                                              March 31,  December 31,
                                                  1994          1993
                                               --------     --------
                                                     (Unaudited)
                                 ASSETS

Investment in property, at cost:
   Land                                        $ 30,295     $ 27,865
   Buildings and improvements                   137,613      124,287
   Capitalized lease                              7,125        7,125
   Personal property                              1,086        1,075
   Construction in progress                         307          239
                                               --------     --------
                                                176,426      160,591
   Less accumulated depreciation                 23,533       22,674
                                               --------     --------
                                                152,893      137,917

Restricted cash                                       -          500
Cash and short-term investments                   2,301          885
Accounts receivable (net of allowance for
   doubtful accounts of $633 and $723)            7,749        7,510
Other assets, net                                 6,455        7,074
                                               --------     --------
     TOTAL ASSETS                              $169,398     $153,886
                                               ========     ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Collateralized floating rate notes (net of
     unamortized discounts of $103 and $109)   $117,897     $117,891
   Distributions payable                          3,275        2,826
   Obligation under capitalized lease             6,974        6,971
   Note payable to bank                           2,700        1,800
   Accounts payable and other liabilities         3,034        4,032
                                               --------     --------
                                                133,880      133,520

Shareholders' Equity:
  Shares of beneficial interest, without par value:
    Authorized: 5,000,000 preferred shares,
      45,000,000 common shares, and 50,000,000
      excess shares;
    Issued and outstanding: 11,908,603 and
      10,277,469 common shares                  115,714       95,500
  Distributions in excess of accumulated
    earnings                                    (80,196)     (75,134)
                                               --------     --------
                                                 35,518       20,366
                                               --------     --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $169,398     $153,886
                                               ========     ========

_______________
See accompanying Notes to Condensed Consolidated Financial Statements.

                              ARBOR PROPERTY TRUST

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
              (In thousands, except shares and per share amounts)

                                             Three months ended
                                                  March 31,
                                            -------------------
                                               1994        1993
Revenues from rental operations              $5,228      $4,975

Operating expenses, net of tenant
  reimbursements (including fees to
  affiliate of $170 and $197)                   399         384

Depreciation and amortization                   989         972
                                           --------    --------

Income from rental operations                 3,840       3,619

Interest expense                              1,792       2,787

Advisory fees to affiliate (including $3,843
  as a result of the termination of the
  advisory agreement in 1994)                 4,107         408

Other expenses, net of interest income          567         278
                                           --------    --------

Income (loss) before gain on sale of
  real estate                                (2,626)        146

Gain on sale of real estate                     839          --
                                           --------    --------

Net income (loss)                           $(1,787)     $  146
                                           ========    ========

Income (loss) per weighted average share:

   Income (loss) before gain on sale
     of real estate                           $(.25)       $.01

   Gain on sale of real estate                  .08          --

   Net income (loss)                          $(.17)       $.01
                                           --------    --------

Weighted average number of shares
  outstanding                            10,738,640  10,277,469
                                         ==========  ==========

_______________
See accompanying Notes to Condensed Consolidated Financial Statements

                              ARBOR PROPERTY TRUST

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                    Three months ended
                                                         March 31,
                                                   -------------------
                                                       1994       1993
Cash flows from operating activities:
  Net income (loss)                                 $(1,787)   $   146
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Gain on sale of real estate                      (839)        --
      Depreciation and amortization                     989        972
      Amortization of deferred financing costs          301         --
      Amortization of floating rate notes discount        6         --
      Amortization of zero coupon
        mortgage note discount                           --      2,143
     Termination of advisor agreement                 3,843         --
     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable
          and other assets                              470     (2,223)
        Increase (decrease) in accounts payable
          and other liabilities                        (998)       742
                                                     ------     ------
Net cash provided by operating activities             1,985      1,780
                                                     ------     ------

Cash flows from investing activities:
  Proceeds from sale of real estate, net              1,435         --
  Additions to buildings and improvements
   and personal property, net                           (10)      (318)
  Additions to property under contract                   --       (235)
  Construction expenditures                             (68)       (22)
                                                     ------     ------
Net cash provided by (used in) investing activities   1,357       (575)
                                                     ------     ------

Cash flows from financing activities:
  Distributions paid                                 (2,826)    (2,826)
  Borrowing under bank line of credit                   900          -
                                                     ------     ------
Net cash used in financing activities                (1,926)    (2,826)
                                                     ------     ------

Increase (decrease) in cash and
   short-term investments                             1,416     (1,621)
Cash and short-term investments,
   beginning of period                                  885      1,929
                                                     ------     ------

Cash and short-term investments,
   end of period                                     $2,301     $  308
                                                     ======     ======

Supplemental disclosure of cash
   flow information:
      Interest paid                                  $1,329     $  647
                                                     ======     ======

See Note 1 for disclosure of non-cash investing and financing activities
_______________
See accompanying Notes to Condensed Consolidated Financial Statements

                              ARBOR PROPERTY TRUST

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND MERGER TRANSACTION

     Arbor Property Trust (the 'Trust'), formed as EQK Green Acres Trust on September 8, 1993 as a Delaware business trust, has an indefinite life and intends to elect real estate investment trust ('REIT') status under the Internal Revenue Code of 1986, as amended. On February 28, 1994, EQK Green Acres, L.P. (the 'Partnership') merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the 'Subsidiary'). Prior to February 28, 1994, the Trust did not have significant operations. On May 3, 1994, EQK Green Acres Trust filed with the Securities Exchange Commission a Current Report on Form 8-K to announce a name change to Arbor Property Trust. The change of name is a result of the anticipated growth of the portfolio which will no longer be limited to the Green Acres Mall. The Trust and the Partnership are interchangeably referred to herein as the 'Company'.

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

     Pursuant to the merger, Unitholders of the Partnership received 10,172,639 common shares of the Trust (the 'Common Shares') on account of their 98.98% percentage interest in the Partnership; the General Partners of the Partnership received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the Special General Partner of the Partnership received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement (see Note 3), Equitable Realty Portfolio Management, Inc. (the 'Advisor') received 308,933 Common Shares on March 30, 1994.

     The issuance of 10,277,469 Common Shares to the Unitholders and the General Partners on account of their respective percentage interests in the Partnership represents a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Partnership and the Trust have been combined at historical cost retroactive to January 1, 1993. The issuance of these Common Shares has been reflected as of this date at the amount of the Unitholders' and General Partners' original contributions to the Partnership.

     The issuance of Common Shares to the Special General Partner on account of its residual interest in the Partnership and to the Advisor are reflected in the Company's condensed consolidated financial statements as of March 31, 1994. The issuance of Common Shares to the Special General Partner has increased the Company's carrying value of land, and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the value of the Special General Partner's residual interest in accordance with the allocation methodology utilized by the Partnership in connection with the Merger. Annual depreciation expense will increase by approximately $342,000 as a result of the increase in the basis of the Mall. The issuance of Common Shares to the Advisor has been reflected as a charge to earnings during the first quarter of 1994 in the amount of $3,843,000.

NOTE 2. BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of March 31, 1994, its results of consolidated operations for the three months ended March 31, 1994 and 1993 and its consolidated cash flows for the three months ended March 31, 1994 and 1993, have been included in the accompanying unaudited condensed consolidated financial statements.

     Net income per share for the three months ended March 31, 1994 and 1993 have been computed on the basis of the 10,738,640 and 10,277,469 weighted average shares outstanding during the respective periods.

NOTE 3. ADVISORY AND MANAGEMENT AGREEMENTS

     Prior to the termination of its advisory agreement as previously discussed, Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ('Equitable Real Estate'), acted as 'Advisor' to the Company. For the three months ended March 31, 1993, the subordinated incentive advisory fee was $345,000. Fees of $100,000 were paid to the Advisor in 1994.

     Pursuant to the merger discussed in Note 1, on March 30, 1994, upon the expiration of a 30 day transition period, the agreement with the Advisor was terminated.

     The Company had entered into a property management agreement with Compass Retail, Inc. ('Compass'), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the merger discussed in Note 1, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. For the three months ended March 31, 1994 and 1993 management fees earned by Compass were $170,000 and $196,000, respectively.

NOTE 4. DISTRIBUTIONS

     On February 15, 1994, the Partnership made a distribution of $.275 per Unit to its Unitholders and to its General Partners. In addition, a distribution in the amount of $.275 per share has been declared for payment on May 16, 1994, to the shareholders of record on March 31, 1994.

NOTE 5. DEBT REFINANCING

     The Company's secured credit line matured on June 30, 1993. Pursuant to the terms of the line of credit, the Company elected to convert the $16,500,000 balance outstanding at June 30, 1993 under the credit agreement to a term loan payable in five quarterly installments commencing on October 1, 1993. The term loan agreement was structured so as to permit the prepayment of the obligation at any time without penalty.

     On August 19, 1993, the Company, through a wholly-owned subsidiary, issued collateralized floating rate notes ('floating rate notes') in the aggregate principal amount of $118,000,000. The proceeds from the sale of the floating rate notes were used, in part, to pay the approximately $95,399,000 purchase price for the zero coupon first mortgage note and to repay the $16,500,000 term loan note. The proceeds from the issuance of the floating rate notes were also used to purchase an interest rate cap and to pay mortgage recording taxes and other costs incurred in connection with this refinancing. The floating rate notes were recorded net of a $118,000 discount. In connection with the early extinguishment of the zero coupon first mortgage note, the Company recognized an extraordinary charge to earnings of $6,373,000 in the third quarter of 1993.

     The floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis commencing November 12, 1993. The interest rate is subject to reset on such interest payment dates. The initial interest rate, 4.03%, was effective for the period August 19, 1993 to November 11, 1993. The average rate for the first quarter of 1994 was 4.31%. On February 12, 1994 the interest rate was reset to 4.34%. Effective May 12, 1994 the interest rate on this note was 5.59% The interest rate cap provides that the effective interest rate will not exceed 9% per annum. The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by the owner of Green Acres Mall, namely, Green Acres Mall Corp., a wholly owned subsidiary of the Company. Those agreements also contain certain other covenants which, among other matters, prioritize the payment of debt service on the floating rate notes in relation to distributions from the Subsidiary.

     As part of its comprehensive debt restructuring, the Subsidiary also obtained a $3,400,000 unsecured line of credit facility from a bank. The line of credit bears interest at 1% above the bank's prime rate and will mature February 1995, unless extended. As of March 31, 1994, the balance of this loan was $2,700,000.

NOTE 6. SALE OF PROPERTY

     In the first quarter of 1994, the Company completed the sale to Home Depot of an approximately two acre parking lot and received the final installment of $1,500,000 and recognized a gain on sale of real estate of $839,000. Home Depot will have completed construction of the store and will open for business in May 1994.

                             ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Merger Transaction

     On February 28, 1994, EQK Green Acres, L.P. merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of Arbor Property Trust. The Trust and the Partnership are collectively referred to herein as the 'Company.' See
Note 1 to the condensed consolidated financial statements for a discussion of the Company's common shares of beneficial interest without par value (the 'Common Shares') issued in connection with this merger (the 'Merger').

     The issuance of 10,277,469 Common Shares to the Unitholders and the General Partners on account of their respective percentage interests in the Partnership represents a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Partnership and the Trust have been combined at historical cost retroactive to January 1, 1993. The issuance of these Common Shares has been reflected as of this date at the amount of the Unitholders' and General Partner' original contributions to the Partnership.

     The issuance of Common Shares to the Special General Partner on account of its residual interest in the Partnership and to Equitable Realty Portfolio Management, Inc. (the 'Advisor') are reflected in the Company's condensed consolidated financial statements as of March 31, 1994. The issuance of Common Shares to the Special General Partner has increased the Company's carrying value of land, and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the value of the Special General Partner's residual interest in accordance with the allocation methodology utilized by the Partnership in connection with the Merger. Annual depreciation expense will increase by approximately $342,000 as a result of the increase in the basis of the Mall.

Cash Flows from Operating, Investing, and Financing Activities

     Cash flows from operating activities for March 31, 1994 and 1993 were $1,985,000 and $1,780,000, respectively. This increase is primarily a result of several items, some of which offset each other, consisting of increased minimum rent, increased current payment of interest expense, and changes in outstanding accounts receivable, other assets, accounts payable and other liabilities.

     Cash flows from investing activities increased by $1,932,000 in 1994 over the prior period, primarily due to the receipt of proceeds from Home Depot and the lower level of capital expenditures in the first quarter of 1994 as compared to the same period in the prior year.

     Cash employed in financing activities during the three months ended March 31, 1994 in comparison to the prior period was supplemented by $900,000 of additional borrowing under the line of credit.

                             ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

     For the three months ended March 31, 1994, the Company reported a net loss of $1,787,000, or $.17 per weighted average share, compared with net income of $146,000, or $.01 per Share, for the comparable period in 1993. The 1994 results were impacted by the termination of the Advisory Agreement which resulted in the issuance of 308,933 Common Shares to the Advisor. The issuance of these Common Shares was reflected as a charge to earnings of $3,843,000 during the first quarter of 1994. This charge was partially offset by the gain on the sale to Home Depot of the approximately two acre parking lot. The final installment on the sale was $1,500,000, and the gain realized amounted to $839,000.

     During the first three months of 1994, revenues from rental operations were $253,000, or 5%, higher than the comparable period in 1993. This increase was primarily attributable to increased minimum rents associated with the remerchandising program that the mall commenced in 1992. The significant amount of lease rollovers in 1993 and 1994 enabled management to develop a remerchandising plan aimed at achieving an improved tenant mix while increasing base rents.

     Net operating expenses remained relatively flat for the three months ended March 31, 1994 as compared to the same period in 1993. Operating expense increases attributable to inflation generally do not have a significant effect on the Company's income from retail operations as substantially all operating expenses are reimbursed by tenants in accordance with the terms of their leases.

     Interest expense decreased in the first quarter of 1994 compared to the comparable period in 1993 due to the issuance of the collateralized floating rate notes which were used to repay the zero coupon note and retire the term loan. The zero coupon note had an effective interest rate of 10.4% per annum, and the $16,500,000 in second mortgage financing accrued interest in the first quarter of 1993 at an average rate of 6.5%. These debt instruments were replaced with floating rate notes that had an average interest rate during the first quarter of 1994 of 4.31%. The notes have a floating interest rate equal to 78 basis points in excess of three month LIBOR. The interest rate on this debt, which is subject to a quarterly reset, was 5.59% at May 12, 1994.

     The Company made significant changes to its management structure. While its affairs had previously been administered by a third party pursuant to a property management and advisory agreement, commencing on March 1, 1994 the Company became self-managed. Additionally, the property management contract with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibility primarily to accounting and financial services provided in connection with the operation of the property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. The aggregate expenses during the first quarter of 1994 for property management services and administrative services plus the Company's general overhead was $1,001,000 whereas comparable expenses in the first quarter of 1993 was $883,000. Management, however, anticipates realizing substantial savings during succeeding quarters in relation to prior year expenditures.

                         ARBOR PROPERTY TRUST

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities.
          As described in Part I, on February 28, 1994 the Partnership's Units were converted on a one-for-one basis into Common Shares of the Trust and additional Common Shares were issued to the General Partners of the Partnership and, on March 30, 1994, to the Advisor.

Item 3.   Defaults upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On December 23, 1993, the Trust and the Partnership issued a written Consent Solicitation Statement/Prospectus to the Partnership's Unitholders of record as of December 6, 1993. The Prospectus solicited the consent of Unitholders to a conversion of the Partnership with and into the Trust, a real estate investment trust, pursuant to a merger of the Partnership into a wholly-owned subsidiary of the Trust ("Proposal 1") and an amendment to the Amended and Restated Agreement of Limited Partnership of EQK Green Acres, L.P. (the "Partnership Agreement") so as to permit the acquisition of additional real estate investments ("Proposal 2").

          On February 28, 1994, the conversion of the Partnership with and into the Trust and the amendment to the Partnership Agreement were approved by a majority of the Partnership's Unitholders. The final tabulation of votes cast was as follows:

                            Proposal 1           Proposal 2
                         ---------------      ---------------
                           Units    %(1)        Units    %(1)
                         ---------  ----      ---------  ----
          For            5,420,478  79.0      5,432,119  79.2
          Against        1,238,893  18.1      1,186,312  17.3
          Abstain          201,508   2.9        242,448   3.5

          -----------
          (1) Represents the percentage of votes cast.

              The total votes cast, 6,860,879, represents 67.4% of total Units outstanding.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K
          (a)   Exhibits:   None.

          (b)   Reports on Form 8-K:

                1. Report on Form 8-K dated February 28, 1994 regarding the approval of the conversion of the partnership to a real estate investment trust.

                2. Report on Form 8-K dated May 3, 1994 announcing the change in name to Arbor Property Trust.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 1994         ARBOR PROPERTY TRUST

                            By: /s/ Myles H. Tanenbaum
                                Myles H. Tanenbaum
                                Managing Trustee and President
                                (Principal Executive and
                                Financial Officer)

                            By: /s/ Dennis J. Harkins
                                Dennis J. Harkins
                                Treasurer and Controller
                                Principal Accounting Officer