Form 10-Q
period 1994-06-30
ARBOR PROPERTY TRUST
filed 1994-08-15
CIK 912025

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                    ---------------------------------------
                                   FORM 10-Q
                    ---------------------------------------

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1994

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


          --------------------------------------------------------
          (Former name of registrant if changed since last report)

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

                         Yes _________ No ____________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 11,954,864 shares as of August 12, 1994.

                            ARBOR PROPERTY TRUST

                       QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED JUNE 30, 1994

                                   INDEX

                                                                            Page
   PART I - FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Balance Sheets as of June 30, 1994
            and December 31, 1993                                              3

            Condensed Consolidated Statements of Operations for the three
            and six month periods ended June 30, 1994 and June 30, 1993        4

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1994 and June 30, 1993                   5

            Notes to Condensed Consolidated Financial Statements               6

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                      9

   PART II - OTHER INFORMATION

   Items 1 through 6.                                                         12

   SIGNATURES                                                                 13

   EXHIBIT INDEX                                                              14

                            ARBOR PROPERTY TRUST
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except common share data)

                                               June 30,    December 31,
                                                 1994         1993
                                              ---------    ------------
                                             (Unaudited)
ASSETS

Investment in property, at cost:
   Land                                        $ 30,295     $ 27,865
   Buildings and improvements                   137,751      124,287
   Capitalized lease                              7,125        7,125
   Personal property                              1,132        1,075
   Construction in progress                         457          239
                                               --------     --------
                                                176,760      160,591
   Less accumulated depreciation                 24,551       22,674
                                               --------     --------
                                                152,209      137,917

Restricted cash                                       -          500
Cash and short-term investments                     556          885
Accounts receivable (net of allowance for
   doubtful accounts of $629 and $723)            7,216        7,510
Other assets, net                                 6,478        7,074
                                               --------     --------
     TOTAL ASSETS                              $166,459     $153,886

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Collateralized floating rate notes (net
     of unamortized discounts of $98 and $109) $117,902     $117,891
   Distributions payable                          3,288        2,826
   Obligation under capitalized lease             6,987        6,971
   Note payable to bank                           2,150        1,800
   Accounts payable and other liabilities         2,529        4,032
                                               --------     --------
                                                132,856      133,520
                                               ========     ========

Shareholders' Equity:
   Shares of beneficial interest, without par value:
      Authorized: 5,000,000 preferred shares,
        45,000,000 common shares, and 50,000,000
        excess shares;
      Issued and outstanding: 11,954,864 and
        10,277,469 common shares                116,161       95,500
   Distributions in excess of accumulated
           earnings                             (82,558)     (75,134)
                                               --------     --------
                                                 33,603       20,366
                                               --------     --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $166,459     $153,886
                                               ========     ========

_______________
See accompanying Notes to Condensed Consolidated Financial Statements.

                              ARBOR PROPERTY TRUST

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
              (In thousands, except shares and per share amounts)

                                                                     Three Months Ended     Six Months Ended
                                                                          June 30,              June 30,
                                                                    --------------------  --------------------
                                                                      1994       1993       1994       1993
                                                                    ---------  ---------  ---------  ---------
Revenues from rental operations                                     $   5,244  $   5,037  $  10,472  $  10,012
Operating expenses, net of tenant reimbursements (including fees to affiliate of $108 and $202 for the three months and $278 and
  $398 for the six months ending June 30, 1994 and 1993,
  respectively)                                                           727        361      1,065        745
Advisory and termination fees to former advisor, discontinued
  3/30/94 (including $3,843 as a result of the termination of the
  advisory agreement in 1994)                                               -        407      4,107        815
Provisions for doubtful accounts                                           12         38         73        105
Depreciation and amortization                                           1,046        860      2,035      1,832
                                                                    ---------  ---------  ---------  ---------
Income from rental operations                                           3,459      3,371      3,192      6,515
Interest expense (includes amortization)                                2,007      2,903      3,799      5,690
Other expenses, net of interest income                                    526        155      1,093        366
                                                                    ---------  ---------  ---------  ---------
Income (loss) before gain on sale of real estate                          926        313     (1,700)       459
Gain on sale of real estate                                                 -        440        839        440
                                                                    ---------  ---------  ---------  ---------
Net income (loss)                                                   $     926  $     753  $    (861) $     899
                                                                    =========  =========  =========  =========

Income (loss) per weighted average share:
Income (loss) before gain on sale of real estate                    $     .08  $     .03  $    (.15) $     .04
Gain on sale of real estate                                                 -        .04        .07        .05
                                                                    ---------  ---------  ---------  ---------
Net income (loss)                                                   $     .08  $     .07  $    (.08) $     .09
                                                                    =========  =========  =========  =========

Weighted average number of shares outstanding                       11,931,988 10,277,469 11,338,611 10,277,469
                                                                    =========  =========  =========  =========

_______________
See accompanying Notes to Condensed Consolidated Financial Statements.

                             ARBOR PROPERTY TRUST

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)

                                                      Six months ended
                                                           June 30,
                                                     -----------------
                                                        1994      1993
                                                     -------   -------
Cash flows from operating activities:
  Net income (loss)                                   $(861)   $   899
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Gain on sale of real estate                      (839)      (440)
      Depreciation and amortization                   2,035      1,941
      Amortization of deferred financing costs          598          -
      Amortization of floating rate notes discount       11          -
      Amortization of zero coupon
        mortgage note discount                            -      4,354
     Termination of advisor agreement                 3,843          -
     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable
          and other assets                              737     (3,846)
        Increase (decrease) in accounts payable
          and other liabilities                      (1,487)      (267)
                                                     -------   -------
Net cash provided by operating activities             4,037      2,641
                                                     -------   -------

Cash flows from investing activities:
  Proceeds from sale of real estate, net              1,435      9,377
  Additions to buildings and improvements
   and personal property, net                          (279)      (628)
  Additions to property under contract                    -     (5,464)
  Construction expenditures                            (218)       (35)
                                                     -------   -------
Net cash provided by (used in) investing activities     938      3,250
                                                     -------   -------

Cash flows from financing activities:
  Distributions paid                                 (6,102)    (5,653)
  Proceeds from issuance of shares                      448          -
  Borrowing under bank line of credit                   350          -
                                                     -------   -------
Net cash used in financing activities                (5,304)    (5,653)
                                                     -------   -------

Increase (decrease) in cash and
   short-term investments                              (329)       238
Cash and short-term investments,
   beginning of period                                  885      1,929
                                                     -------   -------

Cash and short-term investments,
   end of period                                     $  556     $2,167
                                                     =======   =======

Supplemental disclosure of cash
   flow information:
      Interest paid                                  $2,637     $1,161
                                                     =======   =======

See Note 1 for disclosure of non-cash investing
and financing activities
_______________
See accompanying Notes to Condensed Consolidated Financial Statements

                             ARBOR PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND MERGER TRANSACTION

Arbor Property Trust (the 'Trust'), formed as EQK Green Acres Trust on September 8, 1993 as a Delaware business trust, has an indefinite life and intends to elect real estate investment trust ('REIT') status under the Internal Revenue Code of 1986, as amended. On February 28, 1994, EQK Green Acres, L.P. (the 'Partnership') merged (the 'Merger') with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the 'Subsidiary'). Prior to February 28, 1994, the Trust did not have significant operations. On May 3, 1994, EQK Green Acres Trust filed with the Securities Exchange Commission a Current Report on Form 8-K to announce a name change to Arbor Property Trust. The change of name is a result of the anticipated growth of the portfolio which will no longer be limited to the Green Acres Mall. The Trust and the Partnership are interchangeably referred to herein as the 'Company'.

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

The issuance of Common Shares to the Special General Partner on account of its residual interest in the Partnership and to the Advisor are reflected in the Company's condensed consolidated financial statements as of June 30, 1994. The issuance of Common Shares to the Special General Partner has increased the Company's carrying value of land, and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the value of the Special General Partner's residual interest in accordance with the allocation methodology utilized by the Partnership in connection with the Merger. Annual depreciation expense will increase by approximately $342,000 as a result of the increase in the basis of the Mall. The issuance of Common Shares to the Advisor has been reflected as a charge to earnings during the first quarter of 1994 in the amount of $3,843,000.

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

In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of June 30, 1994, its results of consolidated operations for the three and six month periods ended June 30, 1994 and 1993 and its consolidated cash flows for the six months ended June 30, 1994 and 1993, have been included in the accompanying unaudited condensed consolidated financial statements.

Net income per share for the six months ended June 30, 1994 and 1993 have been computed on the basis of the 11,338,611 and 10,277,469 weighted average shares outstanding during the respective periods. Net income per share for the three month period ended June 30, 1994 and 1993 has been computed using 11,931,988 and 10,277,469 weighted average shares, respectively.

NOTE 3. ADVISORY AND MANAGEMENT AGREEMENTS

Prior to the termination of its advisory agreement as previously discussed, Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ('Equitable Real Estate'), acted as 'Advisor' to the Company. For the three and six month periods ended June 30, 1993, the subordinated incentive advisory fee was $345,000 and $690,000, respectively. Fees of $100,000 were paid to the Advisor in 1994.

Pursuant to the Merger discussed in Note 1, on March 30, 1994, upon the expiration of a 30 day transition period, the agreement with the Advisor was terminated.

The Company had entered into a property management agreement with Compass Retail, Inc. ('Compass'), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. For the six months ended June 30, 1994 and 1993 management fees earned by Compass were $278,000 and $398,000, respectively. The amount of such fees for the three months ended June 30, 1994 and 1993 were $108,000 and $202,000, respectively.

NOTE 4. DISTRIBUTIONS

On May 16, 1994, the Trust made a distribution of $.275 per Share (an aggregate of $3,275,000) to its Shareholders. The Special General Partner and the Advisor have agreed that all distributions received by them prior to May 1995 on account of the Common Shares issued in respect of the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor will be reinvested through a distribution reinvestment plan in newly issued Common Shares. Distributions totalling $448,000 were reinvested and 46,261 shares were issued under this plan. In addition, a distribution in the amount of $.275 per share has been declared for payment on August 15, 1994, to the shareholders of record on June 30, 1994.

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

The floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis from November 12, 1993. The interest rate is subject to reset on such interest payment dates. The initial interest rate, 4.03%, was effective for the period August 19, 1993 to November 11, 1993. The average rate for the six months of 1994 was 4.67%. The average interest rate for the three months ending June 30, 1994 was 5.03%. On May 12, 1994 the interest rate was reset to 5.59%. Effective August 12, 1994 the interest rate on the floating rate notes was 5.655% The interest rate cap provides that the effective interest rate will not exceed 9% per annum. The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by the owner of Green Acres Mall, namely, Green Acres Mall Corp., a wholly owned subsidiary of the Company. Those agreements also contain certain other covenants which, among other matters, prioritize the payment of debt service on the floating rate notes in relation to distributions from the Subsidiary.

As part of its comprehensive debt restructuring, the Subsidiary also obtained a $3,400,000 unsecured line of credit facility from a bank. The line of credit bears interest at 1% above the bank's prime rate and will mature February 1995, unless extended. As of June 30, 1994, the balance of this loan was $2,150,000. The amount available under this line was increased to $5,900,000 in August 1994 and the line's maturity was extended to April 1995. The balance as of April 1995 can be paid in four quarterly payments beginning July 1995.

NOTE 6. SALE OF PROPERTY

In April 1993, the Partnership completed the acquisition of an adjacent industrial tract and entered into an agreement on this property with Home Depot U.S.A., Inc. ('Home Depot'). Pursuant to the agreement, Home Depot paid $9,500,000 to the Partnership, from which the Partnership recognized a gain of $440,000. Approximately $4.9 million of the proceeds were used to complete the acquisition of the adjacent property.

In January 1994, the Company completed the sale to Home Depot of an approximately two acre parking lot and received the final installment of $1,500,000 and recognized a gain on sale of real estate of $839,000. Home Depot opened for business in May 1994.

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

Cash Flows from Operating, Investing, and Financing Activities

Cash flows from operating activities for the six months ended June 30, 1994 and 1993 were $4,037,000 and $2,641,000, respectively. Cash flow from operations in the first half of 1993 were adversely affected by significant increases in accounts receivable. These receivables were collected in the second half of 1993 and into early 1994.

Cash flows from investing activities for the six months ended June 30, 1994 was $938,000. Net proceeds of $1,435,000 were received from the completion of the Home Depot transaction. These proceeds were partially used to fund $497,000 in capital expenditures in 1994. During the six months ended June 1993, cash provided from investing activities was $3,250,000. This activity is primarily due to the receipt of proceeds net of $9,337,000 from the transfer of an adjacent tract ('Bulova Parcel') to Home Depot. A portion of these proceeds ($5,464,000) was used to complete the purchase of the Bulova Parcel. Capital expenditures of $663,000 were made in the six months ended June 30, 1993.

Cash flows used in financing activities for the six months ended June 30, 1994 and 1993 were $5,304,000 and $5,653,000, respectively. Distributions paid by the Company in 1994 increased $448,000 as a result of the Common Shares that were issued in respect to the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor. The dividends on these shares were reinvested in the Company through a distribution reinvestment plan in newly issued Common Shares. The Company also borrowed $350,000 in 1994 to fund a portion of its capital expenditures. As of June 30, 1994, the Company has $1,250,000 of borrowing capacity available under its $3,400,000 unsecured line of credit. Subsequent to the end of the second quarter, the line of credit was extended to $5,900,000. This loan will mature in April 1995. The balance of this line as of April 1995 can be paid in four quarterly payments beginning July 1995. The agreements relating to the line of credit contain certain covenants, including covenants limiting the incurrence of additional debt by the Trust and prohibiting distributions to the Trust's shareholders in an amount exceeding 100% of funds from operations (as defined to exclude certain nonrecurring gains and losses).

                              ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Results of Operations

For the six month period ended June 30, 1994, the Company reported a net loss of $861,000 or $.08 per weighted average share, compared with net income of $899,000 or $.09 per share for the comparable period in 1993. For the three months ended June 30, 1994, net income was $926,000 or $.08 per weighted average share, compared to net income of $753,000 or $.07 per share, for the second quarter in 1993.

For the six and three month periods ended June 30, 1994 revenues from rental operations were $460,000 or 5% and $207,000 or 4%, higher than the comparable periods in 1993. This increase is a direct result of the remerchandising program the Mall commenced in 1992. The significant amount of lease rollovers in 1993 and 1994 enabled management to develop a remerchandising plan aimed at achieving an improved tenant mix while increasing base rents.

Net operating expenses increased by $320,000 and $366,000 for the six and three month periods ended June 30, 1994, respectively, as compared to the same period in 1993. The increase is primarily attributable to increases in real estate taxes net of related reimbursements and certain nonreimbursable repairs and maintenance expenses that were a result of the severe weather and higher professional fees. These increases were partially offset by a decrease in management fees.

Interest expense decreased in the second quarter of 1994 compared to the comparable period in 1993 due to the issuance of the collateralized floating rate notes which were used to repay the zero coupon note and retire the term loan in August 1993. The zero coupon note had an effective interest rate of 10.4% per annum, and the $16,500,000 term loan accrued interest for the three and six months ended June 30, 1993 at an average rate of 6.9%. These debt instruments were replaced with floating rate notes that had an average interest rate during the second quarter of 1994 of 5.03%. The average interest rate for the six months ended June 30, 1994 was 4.67%. The notes have a floating interest rate equal to 78 basis points in excess of three month LIBOR. The interest rate on this debt, which is subject to a quarterly reset, was 5.655% at August 12, 1994.

The Company made significant changes to its management structure. While its affairs had previously been administered by a third party pursuant to property management and advisory agreements, commencing on March 1, 1994, the Company became primarily self-managed. The property management contract with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibility primarily to accounting and financial services provided in connection with the operation of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. The aggregate expenses during the second quarter of 1994 for property management services and administrative services plus the Company's general and administrative costs were $634,000 whereas comparable expenses in the second quarter of 1993 were $763,000. This reduction is a direct result of the Company's conversion to a primarily self-managed REIT. These expenses total $1,635,000 and $1,579,000 for the six months ended June 1994 and 1993, respectively. Management anticipates realizing additional savings during succeeding quarters in relation to prior year expenditures.

Dividends; Possible Acquisitions

The Company's current quarterly dividend rate of $.275 per Common Share represents an annual dividend rate of $1.10 per Common Share. Because dividends payable with respect to Common Shares issued in March 1994 to the Special General Partner and the Advisor will be reinvested through a dividend reinvestment plan in newly issued Common Shares, the issuance of such Shares will not affect cash available for distribution to the remaining shareholders until May 1995.

Management anticipates that annual distributions on account of 1994 operations will be $1.10 per Common Share. The Company expects that an increase in Funds from Operations (before interest) will be more than adequate to offset the effect of paying interest on the floating rate notes on a current basis in 1994 and through maturity. The anticipated growth in Funds from Operations in 1994 reflects cost reductions resulting from the termination of the Advisory Agreement, net of costs associated with the Company's planned acquisition program, and an increase with the Company's planned acquisitions program, and an increase in rental revenues. The Company also received, during the first quarter of 1994, $1,500,000 from the sale of two acres of property to Home Depot, which supplements Funds from Operations available for distribution. During 1994, the Company anticipates that its capital expenditures of approximately $3 million will be funded from borrowings under its now extended line of credit.

Although previously reported acquisition discussions concerning two regional shopping malls have been discontinued, the Company is continuing its efforts to acquire additional real estate investments. Financing for any such investments together with a refinancing of the existing line of credit would be sought through some combination of public or private debt and/or equity financing (including possibly financing provided in whole or in part by sellers) determined by the Company to be advisable at the time. It is premature to seek such financing and there can be no assurance that any such financing could be obtained on favorable terms or at all. If the Company is ultimately unsuccessful in acquiring additional real estate investments, it intends to pursue alternative transactions, possibly including a merger with another real estate entity.

Commencing in May 1995, all outstanding Common Shares will be entitled to receive cash distributions. Considering the potential issuance of Common Shares related to property acquisition and the unknown amount of Funds from Operations that may be generated from any such acquisition, the Company's dividend rate commencing in May 1995 cannot now be determined.

                             ARBOR PROPERTY TRUST

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities.
          None.

Item 3.   Defaults upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                10.1 Amended and Restated Loan Agreement by and between Green Acres Mall Corp. and PNC Bank, National Association, dated as of August 8, 1994.

                10.2 Guaranty and Surety Agreement by and between the Trust and PNC Bank, National Association, dated as of August 8, 1994.

          (b)   Reports on Form 8-K:

                1. Report on Form 8-K dated June 7, 1994 (as amended by the filing of a Form 8-K/A on August 3, 1994) regarding the change in auditors to Arthur Andersen.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 15, 1994      ARBOR PROPERTY TRUST

                            By: /s/ Myles H. Tanenbaum
                                Myles H. Tanenbaum
                                Managing Trustee and President
                                (Principal Executive and
                                Financial Officer)

                            By: /s/ Dennis J. Harkins
                                Dennis J. Harkins
                                Treasurer and Controller
                                (Principal Accounting Officer)

                            EXHIBIT INDEX

10.1   Amended and Restated Loan Agreement by and between Green
       Acres Mall Corp. and PNC Bank, National Association, dated as of August 8, 1994.

10.2 Guaranty and Surety Agreement by and between the Trust and PNC Bank, National Association, dated as of August 8, 1994.