Form 10-Q
period 1994-09-30
ARBOR PROPERTY TRUST
filed 1994-11-14
CIK 912025

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q
                               ---------
(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[    ]    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________to_________

                        Commission File No. 1-12412
                        ---------------------------

                           ARBOR PROPERTY TRUST
         ---------------------------------------------------------
          (Exact name of Registrant as specified in its Charter)

                Delaware                                  23-2740383
      ---------------------------------------------------------------------
        (State or other jurisdiction  of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

      Suite 800, One Tower Bridge, W. Conshohocken, PA                19428
      ----------------------------------------------------------------------
          (Address of principal executive offices)                  (Zip code)

                                 (215) 941-2933
        ------------------------------------------------------------------
             (Registrant's telephone number, including area code)


            ---------------------------------------------------------
            (Former name of registrant if changed since last report)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   ___X___             No  _______

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         Yes _______    No _______

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,018,031 shares as of November 14, 1994.

                              ARBOR PROPERTY TRUST

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1994

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I -- FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Balance Sheets as of September 30, 1994 and December 31, 1993...........           3
            Condensed Consolidated Statements of Operations for the three and nine month periods ended
            September 30, 1994 and September 30, 1993......................................................           4
            Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1994
            and September 30, 1993.........................................................................           6
            Notes to Condensed Consolidated Financial Statements...........................................           8
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          11

PART II -- OTHER INFORMATION
Items 1 through 6..........................................................................................          14
SIGNATURES.................................................................................................          15

                              ARBOR PROPERTY TRUST

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT COMMON SHARE DATA)



                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1994           1993
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
                                              ASSETS
Investment in property, at cost:
  Land..............................................................................   $    30,295    $   27,865
  Buildings and improvements........................................................       138,103       124,287
  Capitalized lease.................................................................         7,185         7,125
  Personal property.................................................................         1,087         1,075
  Construction in progress..........................................................           574           239
                                                                                      -------------  ------------
                                                                                           177,244       160,591
  Less accumulated depreciation.....................................................        25,580        22,674
                                                                                      -------------  ------------
                                                                                           151,664       137,917
Restricted cash.....................................................................            --           500
Cash and short-term investments.....................................................         1,307           885
Accounts receivable (net of allowance for doubtful accounts of $837 and $723).......         7,409         7,510
Other assets, net...................................................................         6,119         7,074
                                                                                      -------------  ------------
     TOTAL ASSETS...................................................................   $   166,499    $  153,886
                                                                                      -------------  ------------
                                                                                      -------------  ------------
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Collateralized floating rate notes (net of unamortized discounts of $92 and
     $109)..........................................................................   $   117,908    $  117,891
  Distributions payable                                                                      3,303         2,826
  Obligation under capitalized lease................................................         6,990         6,971
  Note payable to bank..............................................................         3,500         1,800
  Accounts payable and other liabilities............................................         3,169         4,032
                                                                                      -------------  ------------
                                                                                           134,870       133,520
                                                                                      -------------  ------------
Shareholders' Equity:
  Shares of beneficial interest, without par value:
     Authorized: 5,000,000 preferred shares, 45,000,000 common shares, and
       50,000,000 excess shares;
     Issued and outstanding: 12,018,031 and 10,277,469 common shares................       116,668        95,500
  Distributions in excess of accumulated earnings...................................       (85,039)      (75,134)
                                                                                      -------------  ------------
                                                                                            31,629        20,366
                                                                                      -------------  ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................   $   166,499    $  153,886
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              ARBOR PROPERTY TRUST
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ------------------------------  ------------------------------
                                                      1994            1993            1994            1993
                                                 --------------  --------------  --------------  --------------
Revenues from rental operations................  $        5,273  $        5,010  $       15,745  $       15,022
Operating expenses, net of tenant
  reimbursements (including fees to affiliate
  of $100 and $192 for the three months and
  $378 and $590 for the nine months ending
  September 30, 1994 and 1993, respectively)...             458             389           1,523           1,134
Advisory and termination fees to former
  advisor, discontinued March 30, 1994
  (including $3,843 as a result of the
  termination of the advisory agreement in
  1994)........................................              --             408           4,107           1,223
Provisions for doubtful accounts...............             227              66             300             171
Depreciation and amortization..................           1,057           1,125           3,092           2,957
                                                 --------------  --------------  --------------  --------------
Income from rental operations..................           3,531           3,022           6,723           9,537
Interest expense (includes amortization).......           2,270           2,328           6,069           8,018
Other expenses, net of interest income.........             439              72           1,532             438
                                                 --------------  --------------  --------------  --------------
Income (loss) before gain on sale of real
  estate and extraordinary loss................             822             622            (878)          1,081
Gain on sale of real estate....................              --              --             839             440
                                                 --------------  --------------  --------------  --------------
Income (loss) before extraordinary loss........             822             622             (39)          1,521
Extraordinary loss from early retirement of
  debt.........................................              --          (6,373)             --          (6,373)
                                                 --------------  --------------  --------------  --------------
Net income (loss)..............................  $          822  $       (5,751) $          (39) $       (4,852)
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
Income (loss) per weighted average share:
  Income (loss) before gain on sale of real
     estate and extraordinary loss.............  $          .07  $          .06  $         (.07) $          .11
  Gain on sale of real estate..................              --              --             .07             .04
  Extraordinary loss...........................              --            (.62)             --            (.62)
                                                 --------------  --------------  --------------  --------------
  Net income (loss)............................  $          .07  $         (.56) $          (--) $         (.47)
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
Weighted average number of shares
  outstanding..................................      11,990,044      10,277,469      11,559,144      10,277,469
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              ARBOR PROPERTY TRUST
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ----------------------
                                                                                               1994        1993
                                                                                             ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................................  $     (39) $    (4,852)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on sale of real estate...........................................................       (839)        (440)
     Depreciation and amortization.........................................................      3,092        3,244
     Amortization of deferred financing costs..............................................        902           --
     Amortization of floating rate notes discount..........................................         17            3
     Amortization of zero coupon mortgage note discount....................................         --        5,558
     Termination of advisor agreement......................................................      3,843           --
     Extraordinary loss from early retirement of debt......................................         --        6,373
     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable and other assets........................        577       (1,669)
        Decrease in accounts payable and other liabilities.................................       (844)      (1,690)
                                                                                             ---------  -----------
Net cash provided by operating activities..................................................      6,709        6,527
                                                                                             ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate, net...................................................      1,435        9,377
  Additions to buildings and improvements and personal property............................       (646)        (801)
  Additions to property under contract.....................................................         --       (5,703)
  Construction expenditures................................................................       (335)         (35)
  Increase in restricted cash..............................................................         --         (500)
                                                                                             ---------  -----------
Net cash provided by investing activities..................................................        454        2,338
                                                                                             ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid.......................................................................     (9,389)      (8,479)
  Proceeds from issuance of shares.........................................................        948           --
  Retirement of zero coupon mortgage notes.................................................         --      (95,399)
  Proceeds from issuance of collateralized floating rate notes.............................         --      117,882
  Payment of deferred financing costs......................................................         --       (5,721)
  Borrowing under bank line of credit......................................................      1,700      (16,500)
                                                                                             ---------  -----------
Net cash used in financing activities......................................................     (6,741)      (8,217)
                                                                                             ---------  -----------
Increase in cash and short-term investments................................................        422          648
Cash and short-term investments, beginning of period.......................................        885        1,929
                                                                                             ---------  -----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD.............................................  $   1,307  $     2,577
                                                                                             ---------  -----------
                                                                                             ---------  -----------
Supplemental disclosure of cash flow information:
  Interest paid............................................................................  $   4,393  $     1,340
                                                                                             ---------  -----------
                                                                                             ---------  -----------

- - ------------------
See Note 1 for disclosure of non-cash investing and financing activities

     See accompanying Notes to Condensed Consolidated Financial Statements.

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

NOTE 2. BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the

                              ARBOR PROPERTY TRUST

                                  (UNAUDITED)
information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of September 30, 1994, its results of consolidated operations for the three and nine month periods ended September 30, 1994 and 1993 and its consolidated cash flows for the nine months ended September 30, 1994 and 1993, have been included in the accompanying unaudited condensed consolidated financial statements.

     Net income per share for the three months ended September 30, 1994 and 1993 have been computed on the basis of the 11,990,044 and 10,277,469 weighted average shares outstanding during the respective periods. Net income per share for the nine month period ended September 30, 1994 and 1993 has been computed using 11,559,144 and 10,277,469 weighted average shares, respectively.

NOTE 3. ADVISORY AND MANAGEMENT AGREEMENTS

     Prior to the termination of its advisory agreement as previously discussed, Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ('Equitable Real Estate'), acted as 'Advisor' to the Company. For the three and nine month periods ended September 30, 1993, the subordinated incentive advisory fee was $345,000 and $1,035,000, respectively. Fees of $100,000 were paid to the Advisor in 1994.

     Pursuant to the Merger discussed in Note 1, on March 30, 1994, upon the expiration of a 30 day transition period, the agreement with the Advisor was terminated.

     The Company had entered into a property management agreement with Compass Retail, Inc. ('Compass'), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger, the agreement with Compass was amended and restated to extend its termination date by two years to August 1, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. For the nine months ended September 30, 1994 and 1993 management fees earned by Compass were $378,000 and $590,000, respectively. The amount of such fees for the three months ended September 30, 1994 and 1993 were $100,000 and $192,000, respectively.

NOTE 4. DISTRIBUTIONS

     On August 15, 1994, the Trust made a distribution of $.275 per Share (an aggregate of $3,288,000) to its Shareholders. The Special General Partner and the Advisor have agreed that all distributions received by them prior to May 1995 on account of the Common Shares issued in respect of the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor will be reinvested through a distribution reinvestment plan in newly issued Common Shares. On August 15, 1994 distributions totalling $501,000 were reinvested and 57,217 shares were issued under this plan. On May 16, 1994 distributions totalling $447,000 were reinvested and 52,211 shares were issued. In addition, a distribution in the amount of $.275 per share has been declared for payment on November 15, 1994, to the shareholders of record on September 30, 1994.

                              ARBOR PROPERTY TRUST

                                  (UNAUDITED)

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

     The floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis from November 12, 1993. The interest rate is subject to reset on such interest payment dates. The initial interest rate, 4.03%, was effective for the period August 19, 1993 to November 11, 1993. The average rate for the nine months of 1994 was 4.99%. The average interest rate for the three months ending September 30, 1994 was 5.63%. On August 12, 1994 the interest rate on the floating rate notes was 5.66%. Effective November 12, 1994 the interest rate was reset to 6.59%. The interest rate cap provides that the effective interest rate will not exceed 9% per annum. The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by the owner of Green Acres Mall, namely, Green Acres Mall Corp., a wholly owned subsidiary of the Company ('Subsidiary'). Those agreements also contain certain other covenants which, among other matters, prioritize the payment of debt service on the floating rate notes in relation to distributions from the Subsidiary.

     As part of its comprehensive debt restructuring, the Subsidiary also obtained a $3,400,000 unsecured line of credit facility from a bank. The line of credit bears interest at 1% above the bank's prime rate was originally scheduled to mature in February 1995. The amount available under this line was increased to $5,900,000 in August 1994 and the line's maturity was extended to April 1995. As of September 30, 1994, the balance of this loan was $3,500,000. Amounts outstanding under this loan as of April 1995 can be repaid in four quarterly installments beginning July 1995.

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

     The issuance of 10,277,469 Common Shares to the Unitholders and the General Partners on account of their respective percentage interests in the Partnership represents a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Partnership and the Trust have been combined at historical cost retroactive to January 1, 1993. The issuance of these Common Shares has been reflected as of this date at the amount of the Unitholders' and General Partner's original contributions to the Partnership.

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

CASH FLOWS FROM OPERATING, INVESTING, AND FINANCING ACTIVITIES

     Cash flows from operating activities for the nine months ended September 30, 1994 and 1993 were $6,709,000 and $6,527,000, respectively. This increase can be attributed to the increase in accounts receivable in the first nine months of 1993. These receivables were collected in the fourth quarter of 1993 and in 1994. This decrease was partially offset by the significant decrease in accounts payable in 1993 as a result of the Company paying approximately $1,300,000 to affiliates for deferred advisory and property management fees.

     Cash flows from investing activities for the nine months ended September 30, 1994 were $454,000. Net proceeds of $1,435,000 were received from the completion of the Home Depot transaction. These proceeds were partially used to fund $981,000 in capital expenditures in 1994. During the nine months ended September 1993, cash provided from investing activities was $2,338,000. This activity is primarily due to the receipt of proceeds net of $9,337,000 from the transfer of an adjacent tract ('Bulova Parcel') to Home Depot. A portion of these proceeds ($5,703,000) was used to complete the purchase of the Bulova Parcel. Capital expenditures of $836,000 were made in the nine months ended September 30, 1993.

     Cash flows used in financing activities for the nine months ended September 30, 1994 and 1993 were $6,741,000 and $8,217,000, respectively. Distributions paid by the Company in 1994 increased $910,000 as a result of the Common Shares that were issued in respect to the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor ('The Advisor Agreement'). The dividends on these shares were reinvested in the Company through a distribution reinvestment plan in newly issued Common Shares. Additionally, in August 1993 the Company had net proceeds from the issuance of a collateralized floating rate note, these proceeds were used to purchase the existing zero coupon first mortgage note and to repay $16,500,000 in second mortgage financing. This decrease was partially offset by an increase in borrowings of $1,700,000 from the existing credit line in 1994.

                              ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the nine month period ended September 30, 1994, the Company reported a net loss of $39,000 or less than one cent per weighted average share, compared with a net loss of $4,852,000 or $.47 per share for the comparable period in 1993. For the three months ended September 30, 1994, net income was $822,000 or $.07 per weighted average share, compared to a net loss of $5,751,000 or $.56 per share, for the second quarter in 1993.

     The 1994 results were affected by termination of the advisor agreement in the first quarter, resulting in a one time charge of $3,843,000. The 1993 results were impacted by the recognition of an extraordinary loss of $6,373,000 from the early retirement of the zero coupon first mortgage note in the third quarter. The extraordinary loss was comprised principally of prepayment penalties and the writeoff of deferred financing costs. The net income for the periods ending September 30, 1994 and 1993 were supplemented by the gains realized on the sale from the Home Depot parcel of $839,000 and $440,000, respectively.

     For the nine and three month periods ended September 30, 1994, revenues from rental operations increased by $723,000 or 5% and $263,000 or 5% over the comparable periods in 1993. This increase is a direct result of the remerchandising program the Mall commenced in 1992. The significant amount of lease rollovers in 1993 and 1994 enabled management to develop a remerchandising plan aimed at achieving an improved tenant mix while increasing base rents.

     Net operating expenses were $370,000 and $389,000 for the three month periods ending September 30, 1994 and 1993, respectively. Net operating expenses for the nine months ending September 30, 1994 and 1993 were $1,435,000 and $1,134,000. This increase is primarily a result of structural nonreimbursable repairs made to the Property as a result of the severe weather. These increases were partially offset by the decrease in management fees, as discussed in Note 3 of the financial statements. Provisions for doubtful accounts increased $129,000 for the nine months ended September 30, 1994 as a result of the termination of two tenants for non-payment.

     Interest expense decreased in the third quarter of 1994 compared to the comparable period in 1993 due to the issuance of the collateralized floating rate notes which were used to repay the zero coupon note and return the term loan in August 1993. The zero coupon note had an effective interest rate of 10.4% per annum, and the $16,500,000 term loan accrued interest for the three and nine months ended September 30, 1993 at an average rate of 6.9%. In the three months ended September 30, 1993 the Company experienced a charge to earnings of $6,373,000 for the early retirement of this debt. These debt instruments were replaced with floating rate notes that had an average interest rate during the third quarter of 1994 of 5.63%. The average interest rate for the nine months ended September 30, 1994 was 4.99%. The notes have a floating interest rate equal to 78 basis points in excess of three month
LIBOR. The interest rate on this debt, which is subject to a quarterly reset, is 6.59% for the period commencing on November 12, 1994.

     The Company made significant changes to its management structure in connection with the Merger. While its affairs had previously been administered by a third party pursuant to property management and advisory agreements, commencing on March 1, 1994, the Company became primarily self-managed. The property management contract with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibility primarily to accounting and financial services provided in connection with the operation of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. The aggregate expenses during the third quarter of 1994 for

                              ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

property management services and administrative services plus the Company's general and administrative costs were $539,000 whereas comparable expenses in the third quarter of 1993 were $672,000. This reduction is a direct result of the Company's conversion to a primarily self-managed REIT. These expenses total $2,174,000 and $2,251,000 for the nine months ended September 30, 1994 and 1993, respectively. Management anticipates realizing additional savings during the fourth quarter in relation to prior year expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current quarterly dividend rate of $.275 per Common Share represents an annual dividend rate of $1.10 per Common Share. Because dividends payable with respect to Common Shares issued in March 1994 to the Special General Partner and the Advisor will be reinvested through a dividend reinvestment plan in newly issued Common Shares, the issuance of such Shares will not affect cash available for distribution to the remaining shareholders until May 1995. Consequently, management anticipates that annual distributions on account of 1994 operations will be $1.10 per Common Share.

     The anticipated Funds from Operations in 1994 reflects increases in rental revenues, payment of interest on a current basis and cost reductions resulting from termination of the Advisory Agreement, net of costs associated with the Company's planned acquisition program. The Company also received, during the first quarter of 1994, $1,500,000 from the sale of two acres of property to Home Depot, which supplements Funds from Operations. During the fourth quarter of 1994, the Company anticipates that capital expenditures will be funded from borrowings under its now extended line of credit.

     The Company has made progress with regard to acquiring additional real estate investments located in various parts of the country. Agreements that may be reached relating to these acquisitions will be subject to completion of due diligence and obtaining requisite financing. The Company has been informed by its investment banker that current conditions in the capital markets, particularly relating to the sale of equity or hybrid equity securities, may inhibit the Company's capability of effectively raising the needed funds.

     For 1995, Funds from Operations, excluding interest and without considering any contributions from potential property acquisitions, is budgeted to increase 7.75% or approximately $1,500,000. However, the recent sharp increase in the 3-month LIBOR rate has caused management to increase budgeted interest expense by approximately $2,100,000. The contribution from the Company's acquisition program is uncertain due to conditions in the REIT capital market. With all of the Company's outstanding Common Shares becoming entitled to cash dividends in May 1995, it is premature to project the dividend rate commencing at that time.

                              ARBOR PROPERTY TRUST
                          PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.
           None.

Item 2.    Changes in Securities.
           None.

Item 3.    Defaults upon Senior Securities.
           None.

Item 4.    Submission of Matters to a Vote of Security Holders.
           None.

Item 5.    Other Information.
           None.

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits:
               Exhibit 27 -- Included in EDGAR transmission only.
           (b) Reports on Form 8-K:
               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 1994

                                          ARBOR PROPERTY TRUST

                                          By: __________________________________
                                              Myles H. Tanenbaum
                                              President
                                              (Principal Executive and
                                              Financial Officer)

                                          By: __________________________________
                                              Dennis J. Harkins
                                              Treasurer and Controller
                                              (Principal Accounting Officer)