Form 10-K
ARBOR PROPERTY TRUST
filed 1995-03-31
CIK 912025

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

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                           OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission File No. 1-12412
                          ____ARBOR PROPERTY TRUST____
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

   Registrant's telephone number, including area code:      _(610) 941-2933_

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

                         Yes ____X____ No ____________

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Common Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of Common Shares of Beneficial Interest on March 23, 1995 on the New York Stock Exchange of $8.63 per Share, is $104,675,458. As of March 27, 1995, 12,136,285 Common Shares of Beneficial Interest were outstanding. Officers and Managing Trustees of the Arbor Property Trust, The Equitable Life Assurance Society of the United States and its affiliated entities; and executive officers of Compass Retail, Inc. (and certain of their family members) are treated as affiliates for purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                     [ THIS PAGE INTENTIONALLY LEFT BLANK ]

                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                -----
PART I
Item 1.     Business.......................................................................................           2
Item 2.     Properties.....................................................................................           4
Item 3.     Legal Proceedings..............................................................................           6
Item 4.     Submission of Matters to a Vote of Security Holders............................................           6
PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................           7
Item 6.     Selected Financial Data........................................................................           7
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........           8
Item 8.     Financial Statements and Supplementary Data....................................................          13
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          13
PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................          14
Item 11.    Executive Compensation.........................................................................          16
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          21
Item 13.    Certain Relationships and Related Transactions.................................................          22
PART IV
Item 14.    Exhibits, Financial Statements Schedules, and Reports on Form 8-K..............................          24

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Arbor Property Trust (the 'Trust' or the 'Company'), a Delaware business trust, was formed pursuant to a Certificate of Trust dated September 8, 1993. The Trust has an indefinite life and will elect real estate investment trust ('REIT') status under the Internal Revenue Code of 1986, as amended ('Internal Revenue Code'), upon its filing of the Federal income tax return for the year ended December 31, 1994. Under the Internal Revenue Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders. The principal executive offices of the Trust are located at Suite 800, One Tower Bridge, W. Conshohocken, Pennsylvania, 19428, and the telephone number is (610) 941-2933.

     On February 28, 1994, EQK Green Acres, L.P. (the 'Partnership') merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the 'Merger'). Prior to February 28, 1994, the Trust did not have significant operations. On May 3, 1994, the Trust changed its name from EQK Green Acres Trust to Arbor Property Trust.

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

     Pursuant to the Merger, Unitholders of the Partnership received 10,172,639 Common Shares of Beneficial Interest of the Trust (the 'Common Shares') on account of their 98.98% percentage interest in the Partnership; the general partners of the Partnership (the 'General Partners') received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the special general partner of the Partnership (the 'Special General Partner') received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement, the Advisor received 308,933 Common Shares, net of reduction by 54,800 Common Shares in settlement of Equitable's obligations for partial indemnity relating to the New York State Real Estate and Property Transfer and Gains Tax on March 30, 1994.

     The Company's agreement with its primary mortgage lender, representing debt outstanding of $117,914,000 at December 31, 1994, limits additional indebtedness that may be incurred by Green Acres Mall Corp., but not by the Trust. Such debt, along with a line of credit facility, originated in connection with a refinancing in August 1993 (see Items 7 and 8).

     The Company does not intend to engage in any activities or invest in any securities which would violate the income or asset holding requirements for a REIT. The Company's investment objectives and policies may be changed from time to time by the Board of Trustees without shareholder approval.

     On February 14, 1995, the Company announced that it had retained Goldman, Sachs & Co. in connection with a possible merger of the Company into another REIT or a sale of the Company's real estate. The Company is currently pursuing such possibilities; however, no agreement has been reached with respect to any such transaction. There is no assurance that the Company will be able to reach agreement with any party with respect to valuation, form of consideration, structure or other terms of any such transaction or that, if an agreement is reached, the transaction will be consummated.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company, through its wholly-owned subsidiary, Green Acres Mall Corp., owns and operates the Mall, a 1.6 million square foot super-regional enclosed shopping mall complex situated in southwestern Nassau County, Long Island, New York. The Mall is anchored by four major department stores: Sears, Roebuck and Co. ('Sears'), J.C. Penney Company, Inc., and Federated Department Stores, Inc., doing business as Stern's and Abraham & Straus ('A&S', which is to be converted to Macy's, May 1, 1995). The complex also includes the Plaza, a 170,000 square foot convenience shopping center which is currently anchored by Kmart and Waldbaums. Integral to the complex, but situated on property not owned by the Company, are Home Depot and Caldor stores comprising an additional approximately 240,000 square feet.

     Location and Area Overview. The Property is located partly in the Village of Valley Stream and partly in the Town of Hempstead in southwestern Nassau County, Long Island, New York less than one mile east of the Nassau County/Queens County (New York City) border. It is situated on the south side of Sunrise Highway (N.Y. State Route 27), a major east/west highway that extends the length of Long Island and provides access to communities in eastern Brooklyn, southeastern Queens and Nassau County. Sunrise Highway connects with Belt Parkway about one and one-half miles west of the Property. The Belt Parkway is a major limited access east/west highway which runs directly past John F. Kennedy International Airport, which is approximately four miles west of the Property. Merrick Road, a four lane east/west artery provides access from the east. The Southern State, Cross Island and Meadowbrook Parkways are major nearby thoroughfares providing access to the Property from communities in Nassau and Queens Counties.

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

     Tenants. At December 31, 1994, the Property had 173 mall and outparcel building tenants (excluding anchor store tenants) occupying 722,000 square feet of gross leasable area, representing an occupancy rate at that date of 93.2% of the Property (excluding anchor stores). No tenant (excluding anchor store tenants) occupies more than five percent of the gross leasable area of the Property.

     Competition. Green Acres Mall is the dominant shopping destination in its trade area by virtue of its excellent location, proximity to dense population areas and targeted merchandising. The addition of the Plaza, and the Home Depot and Caldor stores have further strengthened the Mall's position. The primary trade area is comprised principally of densely populated residential neighborhoods and is easily accessed by local and arterial roads. The primary trade area is a mature area, and is expected to experience low to moderate growth in population and disposable income in the future. The closest regional mall to Green Acres is Roosevelt Field which competes for the consumers to the north and east of the Mall. Roosevelt Field recently completed an expansion which added additional second level mall retail area and A&S (converting to Bloomingdale's) as a replacement for Alexanders. Other Long Island centers include Queens Center, Kings Plaza, Sunrise Mall and Broadway Center. Some additional competition is also provided by freestanding retailers in the nearby area.

     The following table provides selected information with respect to the Property's primary existing competitors in its secondary trade area.

<Caption
                                     APPROXIMATE
                                      DISTANCE         APPROXIMATE
                                    FROM PROPERTY       NUMBER OF
SHOPPING CENTER                      (MILES)(A)        MALL STORES               ANCHOR STORES
--------------------------------  -----------------  ---------------  ------------------------------------
Roosevelt Field.................              7               155     Macy's
                                                                      Sterns
                                                                      J.C. Penney
                                                                      Abraham & Straus
                                                                      (Converting to Bloomingdales)
Queens Center...................              9                75     Abraham & Straus
                                                                      (Converting to Macy's)
                                                                      J.C. Penney
Kings Plaza.....................             10               150     Macy's

------------------
(a) Driving distance is greater.

     Adjacent to the Property on the north, but not owned by the Company, is a free-standing building on land which formerly housed a multi-level Alexander's department store and a parking structure. The Caldor Corporation ('Caldor') acquired the leases to the structures. Caldor demolished the former Alexander's building to enable it to construct a one-level Caldor store which opened in June 1994. Because of its one-level more modern structure, it has significantly enhanced the visibility and appearance of the entrance to the Property. Adjacent to the south side of the Property is a free-standing Home Depot store on land which formerly housed an industrial building. Home Depot acquired its 9.2 acres from the Company for $11 million and opened its store in May 1994. The Company, in 1993, purchased 7.2 of the acres from the prior owner; inclusive of the two additional acres which the Company owned from inception, the Company netted $1.28 million profit on the transaction.

     Three additional commercial areas that compete with the Property are downtown Garden City, Long Island, a commercial area six and one-half miles northeast of the Property, containing free-standing department stores occupied by Saks Fifth Avenue, Lord & Taylor and Bloomingdale's (converting to Sears); A&S (converting to Macy's); 'The Miracle Mile', a commercial stretch of Northern Boulevard in Manhasset, Long Island, ten miles north of the Property, containing a Bloomingdale's Home Furnishings store and Lord & Taylor and Bloomingdale's department stores; and, to a lesser extent, the Borough of Manhattan with its numerous department stores and retail shops.

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

ITEM 2.  PROPERTIES

GENERAL

     Green Acres Mall is a one-level and two-level T-shaped enclosed regional shopping mall, which, together with 14 free-standing outparcel buildings and a convenience center known as the Plaza at Green Acres, is located on a site of approximately 100 acres (91 acres owned by the Company and the balance held by a long term lease). Adjacent to the Mall parking area are parcels owned by unaffiliated parties consisting of Home Depot (opened in May 1994) and Caldor stores which are not part of the Property and in which the Company has not acquired any interest.

     The total building area of the Property is allocated as shown in the table below.

<Caption
                                                              NUMBER OF
                                                              STORES AT       AREA        % OF TOTAL     OCCUPANCY AT
                                                              12/31/94      (SQ. FT.)    BUILDING AREA     12/31/94
                                                            -------------  -----------  ---------------  -------------
Gross leasable area:
  Anchor stores (a)(b)....................................            4        747,268         39.7%          100.0%
  Mall stores.............................................          175        529,176         28.1%           94.0%
  Convenience center......................................            3        179,235          9.5%          100.0%
  Outparcel stores (c)....................................           16        192,499         10.3%           90.9%
                                                                  -----    -----------       -------     -------------
Total gross leasable area.................................          198      1,648,178         87.6%           97.0%
                                                                  -----                                  -------------
                                                                  -----                                  -------------
Common area...............................................                     233,751         12.4%
                                                                           -----------       -------
Total building area.......................................                   1,881,929        100.0%
                                                                           -----------       -------
                                                                           -----------       -------

------------------
(a) The improvements constituting the Sears department and auto accessory stores (aggregating 144,537 gross leasable square feet) are owned by Sears pursuant to ground leases of the land underlying such improvements. The Company has acquired fee title to such land, but will not acquire title to such improvements until such ground leases have terminated. Gross leasable area information contained herein includes the gross leasable area of such improvements.

(b) Anchor tenant square footage includes approximately 51,920 square feet of separately leased storage space.

(c) Includes stores leased to Kids 'R' Us, Nobody Beats the Wiz, Red Lobster and Home Federal Savings Bank, among others. Does not include five outparcel buildings which are owned by the respective tenants subject to ground leases from the Company of the land underlying such stores.

     The Company is a lessee in a long-term lease for a ten-acre site adjacent to the Property on which there is situated a 170,000 square foot retail facility. The lease provides for an initial term of 30 years expiring in 2020 with three six-year option terms for a total term of up to 48 years. This building was converted in 1991 into the Plaza, a convenience shopping center which initially contained a supermarket (Waldbaum, Inc., a division of The Great Atlantic and Pacific Tea Company, Inc.), a home improvement center (Pergament Home Improvement Center) and several small retail shops. In January 1993, the Company terminated its lease with Pergament and entered into a new lease agreement covering Pergament's space and all but one of the Plaza's small store spaces with Kmart Corporation. The convenience center began operations in September 1991.

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

     In January 1994, the Company completed the sale to Home Depot of an approximate two acre parking lot and received the final installment of $1,500,000, and recognized an additional gain on the sale of $839,000. Home Depot opened for business in May 1994.

DEVELOPMENT HISTORY

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

     A more recent renovation of the interior of the Mall was completed during 1991-1992. The program included new tile flooring throughout the common areas, intensified lighting, new seating areas, and decorative columns and other features in a new color scheme. The food court was also renovated.

REMERCHANDISING PROGRAM

     In anticipation of lease expirations scheduled to occur in 1993-1995, the Company undertook a remerchandising campaign, the primary goal of which was to alter the tenant mix to appeal to a broader cross-section of the market while achieving increased revenues. Management estimates that approximately 70% of tenants whose leases expire between 1993 and 1995 are paying below market rents. The remerchandising program involved negotiating with a group of prominent national retailers that Management believes will further enhance the overall financial stability of the Mall while maintaining the Mall's distinctive character associated with successful local and regional tenants.

     Over 50% of the Mall (excluding the four anchor department stores) is leased to national retailers, including such major chains as The Limited (The Limited, Express, Victoria's Secret, and Bath & Body Works), The Gap, Footlocker, Mothercare, Edison Brothers (5-7-9, Coda, J. Riggins etc.), Melville (Kay-Bee Toy & Hobby, Wilson's Suede and Leather), Waldenbooks and Radio Shack. The Company has been able to accommodate the requests of the larger national retailers, while at the same time meeting the space needs of smaller regional and local tenants. Management believes the remerchandising program will address consumers' needs for an updated, diversified retail mix, thus strengthening the Mall's overall competitive position. Management estimates that the program will be completed in 1995 and that the cost of tenant allowance required for the program will be approximately $3.0 million, approximately $2.5 million of which has already been expended.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 7, 1994 the Trust issued a proxy statement to Shareholders of record as of September 30, 1994. The proxy statement solicited the approval of the election of two Managing Trustees ('Proposal 1') and the approval of the adoption of the Arbor Property Trust Incentive Share Plan ('Proposal 2'). On November 22, 1994, the election of the two Managing Trustees and the adoption of the Arbor Property Trust Incentive Share Plan was approved. The final tabulation of votes cast was as follows:

                                                             PROPOSAL 1               PROPOSAL 2
                                                      ------------------------  ----------------------
                                                        SHARES       %(1)(2)      SHARES       %(1)
                                                      -----------  -----------  -----------  ---------
For.................................................    9,221,048        96.2     5,204,951       80.4
Against.............................................      368,425         3.8     1,046,663       16.2
Abstain.............................................           --                   221,722        3.4

------------------
(1) Represents percentage of votes cast.

(2) The voting with respect to the election of the two Managing Trustees was equivalent, except that 22,840 votes were cast against the election of one Managing Trustee, but for the other.

        The total votes cast of 9,589,473 with respect to Proposal 1 represent 80% of total shares outstanding on September 30, 1994.

     The total votes cast of 6,473,336 with respect to Proposal 2 represent 54% of the total shares outstanding on September 30, 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Shares are traded on the New York Stock Exchange (symbol ABR). The Company is listed in the stock tables as 'Arbor Prop.' Although the Company does not know the exact number of beneficial holders of the Company's Common Shares, it believes the number exceeds 5,900.

     The Company's Common Shares began trading on the New York Stock Exchange on March 1, 1994. The following table presents cash distributions and the high and low prices of the Common Shares and the predecessor Partnership's Units in the last two years based on The New York Stock Exchange daily composite transactions.

                                                              HIGH        LOW     DISTRIBUTION(A)
                                                            ---------  ---------  -------------
Year ended December 31, 1994:
  First Quarter...........................................  $   10.75  $    9.00   $     .2750
  Second Quarter..........................................       8.88       7.50         .2750
  Third Quarter...........................................       9.50       8.63         .2750
  Fourth Quarter..........................................       9.88       7.25         .2750
                                                                                  -------------
                                                                                   $      1.10
                                                                                  -------------
                                                                                  -------------
Year ended December 31, 1993:
  First Quarter...........................................  $  11.875  $   8.125   $     .2750
  Second Quarter..........................................     11.125      8.750         .2750
  Third Quarter...........................................     12.250     10.000         .2750
  Fourth Quarter..........................................     12.375     10.750         .2750
                                                                                  -------------
                                                                                   $      1.10
                                                                                  -------------
                                                                                  -------------

------------------
(a) On March 21, 1995, a distribution of $.175 per Common Share was declared with a record date of March 31, 1995 and a payment date of May 15, 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

     The February 28, 1994 merger of the Partnership with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Company, represented a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Company and Partnership have been combined at historical cost retroactive to the beginning of the earliest year presented.

                                                                      AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1994       1993       1992       1991       1990
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
Gross income from rental operations............................  $  21,465  $  20,370  $  20,476  $  17,415  $  16,866
Income (loss) before extraordinary loss........................        334      1,150       (163)     2,511      4,327
Extraordinary loss from early retirement of debt...............         --     (6,373)        --         --         --
Net income (loss)..............................................        334     (5,223)      (163)     2,511      4,327
Total assets...................................................    164,822    153,886    157,781    152,479    147,362
Long-term obligations:
  Collateralized floating rate notes, net of unamortized
    discount...................................................    117,914    117,891         --         --         --
  Zero coupon mortgage note, net of unamortized discount.......         --         --     83,739     75,665     68,370
  Obligation under capitalized lease...........................      6,994      6,971      6,959      7,062      6,642
Per Common Share data: (a)
  Net income (loss)............................................  $     .03  $    (.51) $    (.02) $     .24  $     .42
  Distributions (b)............................................       1.10       1.10       1.17       1.35       1.31

------------------
(a) Per weighted average share; net income for 1994 was computed at 11,681,960 weighted average shares outstanding. Net income (loss) for the years 1993, 1992 1991 and 1990 have been computed using 10,277,469 Common Shares outstanding during the periods.

(b) The distribution for the first quarter of 1990 of $.3225 was declared on December 8, 1989. Such amount was accrued as a distribution in the 1989 financial statements but is reflected as a 1990 distribution in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

                              FINANCIAL CONDITION

RECENT DEVELOPMENTS

     On February 28, 1994, the Partnership merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust. The Trust and the Partnership are interchangeably referred to herein as the 'Company.' See Item 1 and Note 1 to the consolidated financial statements for a discussion of the Company's Common Shares issued in connection with this Merger.

     The issuance of 10,277,469 Common Shares to the Unitholders and the General Partners on account of their respective percentage interests in the Partnership represents a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Partnership and the Trust have been combined at historical cost retroactive to the beginning of the earliest year presented. The issuance of these Common Shares has been reflected as of this date at the amount of the Unitholders' and General Partners' original contributions to the Partnership.

     The issuance of Common Shares to the Special General Partner on account of its residual interest in the Partnership and to ERPM, the Partnership's Advisor, is reflected in the Company's consolidated financial statements as of February 28, 1994 and March 30, 1994, respectively. The issuance of Common Shares to the Special General Partner increased the Company's carrying value of land and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the value of the Special General Partner's residual interest in accordance with the allocation methodology utilized by the Partnership in connection with the Merger. Annual depreciation expense has increased by approximately $342,000 as a result of the increase in the basis of the Mall. The issuance of Common Shares to the Advisor is reflected as a charge to earnings during the first quarter of 1994 in the amount of $3,843,000.

     In connection with the Merger in 1993, the Company recognized as an expense nonrecurring legal, accounting, and printing costs aggregating approximately $1,250,000.

     On February 14, 1995, the Company announced that it had retained Goldman, Sachs & Co. in connection with a possible merger of the Company into another REIT or a sale of the Company's real estate. The Company is currently pursuing such possibilities; however, no agreement has been reached with respect to any such transaction. There is no assurance that the Company will be able to reach agreement with any party with respect to valuation, form of consideration, structure or other terms of any such transaction or that, if an agreement is reached, the transaction will be consummated.

     On March 21, 1995, the Company announced a reduction in its quarterly dividend from $.275 to $.175 per Common Share, establishing an annual dividend rate of $.70 per Common Share. In its announcement of the dividend reduction, the Company noted that the new dividend represents 90% of projected funds available for distribution for the period April 1, 1995 through December 31, 1996. That estimate was based upon (i) continuation of the current interest rate on the Company's collateralized floating rate debt ('Floating Rate Notes'); (ii) currently projected net income from operation of the Green Acres Mall complex; (iii) estimated overhead expenses for the Company; and (iv) projected capital expenditures.

CASH FLOWS FROM OPERATING, INVESTING, AND FINANCING ACTIVITIES

     Cash flows from operating activities for 1994 and 1993 were $7,715,000 and $6,709,000, respectively. This increase is primarily attributable to the remerchandising program which began in 1992 and was substantially completed in 1994. The significant amount of lease rollovers in 1993 and 1994 enabled management to develop a remerchandising plan aimed at achieving an improved tenant mix while increasing base rents. In addition, higher interest payments in 1994 were offset by significant working capital changes in 1993 as discussed in the following paragraph.

     Cash flows from operating activities for 1993 and 1992 were $6,709,000 and $13,719,000, respectively. The 1993 results, and the related decline from 1992, are principally attributable to payments in 1993 of $1,951,000 and $2,684,000 for 1992 real estate taxes and deferred advisory and property management fees, respectively, and the payments of $1,123,000 for interest on the Company's Floating Rate Notes, $686,000 for deferred leasing costs, and $382,000 for Merger costs.

     Cash flows from investing activities for 1994 were $446,000. Net proceeds of $1,435,000 were received from the completion of the Home Depot transaction and $500,000 related to the 1993 payment made by Home Depot in connection with such transaction was released from escrow. In addition, capital expenditures of $1,489,000 were incurred in 1994. In the prior year, cash provided from investing activities was $1,060,000. This activity is primarily due to receipt of net proceeds of $9,377,000 from the transfer of the Bulova Parcel to Home Depot. A portion of these proceeds ($5,703,000) were used to purchase the Bulova Parcel.

     Cash flows from investing activities increased by $6,713,000 in 1993 over 1992, primarily due to the receipt of proceeds from the April 1993 transfer of the Bulova Parcel to Home Depot. Pursuant to a lease/purchase agreement, Home Depot paid $9,500,000 to the Company, a portion of which was used to complete the purchase of the Bulova Parcel. In connection with this lease/purchase agreement, the Company recognized a gain on sale of real estate of $440,000 during 1993. The Company's capital expenditures for 1992 included payments of $1,884,000 related to the acquisition of the Bulova Parcel, predevelopment costs of $1,110,000 related to the mall expansion project and tenant allowance and other capital items.

     Cash flow used in financing activities was $8,734,000 and $8,753,000 in 1994 and 1993, respectively. Distributions paid by the Company in 1994 increased $1,418,000 as a result of the Common Shares that were issued in respect of the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor (the 'Advisory Agreement'). Pursuant to contractual obligations entered into in connection with the Merger, the dividends on these shares were reinvested in the Company through a distribution reinvestment plan in newly issued Common Shares. The total amount of proceeds from all dividend reinvestments was $1,489,000 in 1994. Additionally, in August 1993, the Company received net proceeds from the issuance of the Floating Rate Notes, which were used to purchase the existing zero coupon first mortgage note (the 'Zero Note') and to repay $16,500,000 in second mortgage financing. This activity was partially offset by an increase in borrowings of $2,500,000 from the existing credit line in 1994.

     Cash flows used in financing activities for 1993 and 1992 were $8,753,000 and $8,220,000, respectively. The increase in cash used in financing activities was primarily attributable to the refinancing activities in August 1993 described in the preceding paragraph in which the net proceeds from the issuance of the Floating Rate Notes were used to purchase the Zero Note and to repay $16,500,000 in second mortgage financing.

     The Company believes that Funds from Operations represents an indicator of its ability to make cash distributions. The Company defines 'Funds from Operations' as net income before depreciation, amortization of financing and other deferred expenses, gains or losses on sales of assets and other significant non-cash charges. Management believes that Funds from Operations is the most significant factor in determining the amount of cash distributions, although Funds from Operations does not represent net income or cash flows from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Furthermore, Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity.

     The following table sets forth Funds from Operations and cash provided by operating activities of the Company for the periods indicated:

                                                                                     CASH PROVIDED
                                                                       FUNDS FROM     BY OPERATING
                                                                       OPERATIONS      ACTIVITIES
                                                                     --------------  --------------
Year ended December 31, 1992.......................................  $   11,972,000  $   13,719,000
Year ended December 31, 1993.......................................      10,828,000       6,709,000
Year ended December 31, 1994.......................................       8,737,000       7,715,000

     The Funds from Operations of the Company decreased $2,091,000 in 1994 as compared to 1993. This decrease is primarily attributable to an increase in the amount of interest currently payable. Although interest expense decreased from $9,834,000 in 1993 to $8,573,000 in 1994, the prior year expense included $6,149,000 of non-cash charges while the current year expense included only $1,235,000 of such charges. These decreases were partially offset by an increase in rental revenue of $1,095,000.

     The decrease of $1,152,000 in Funds from Operations for 1993 compared to 1992 is attributable to the 1993 incurrence of currently payable interest expense on the Floating Rate Notes and payments of Merger expenses of $1,824,000 and $1,250,000, respectively, offset by the nonrecurrence of the $1,439,000 write-off of capitalized predevelopment costs in 1992.

DEBT REFINANCING

     On August 19, 1993, the Company, through a wholly-owned subsidiary, issued the Floating Rate Notes in an aggregate principal amount of $118,000,000. The Floating Rate Notes are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The early extinguishment of the Zero Note, as described above, resulted in an extraordinary charge of $6,373,000. The remainder of the proceeds from the Floating Rate Notes was used to purchase an interest rate cap and to pay mortgage recording taxes and other costs incurred in connection with the refinancing. The entire principal amount of the Floating Rate Notes is due on their maturity date, August 19, 1998. The Floating Rate Notes have a floating interest rate equal to 78 basis points in excess of the three-month LIBOR. The annualized interest rate on this debt, which is subject to quarterly reset, was 6.59% at December 31, 1994 (7.03% effective February 1995).

     Payments of interest expense will be funded from cash flows from operations supplemented, if necessary, by borrowings under the revolving credit facility described below (amortization of the deferred financing costs, approximately $1,200,000 per annum, will result in an additional non-cash charge to interest expense). As a result of an interest rate cap agreement also entered into on August 19, 1993, the effective interest rate of the Floating Rate Notes will not exceed 9% per annum.

     The mortgage and indenture relating to the Floating Rate Notes limit additional indebtedness that may be incurred by Green Acres Mall Corp., but not by the Trust. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from Green Acres Mall Corp. to the debt service requirements of the Floating Rate Notes.

     On August 19, 1993, the Partnership also obtained an 18 month unsecured revolving credit facility in the amount of $3,400,000 with interest at 1% over the lender's prime rate (effective interest rate of 9.5% at December 31, 1994). The amount available under this loan was increased to $5,900,000 in

August 1994 and the line's maturity was extended to April 1995. As of December 31, 1994, the balance of this loan was $4,300,000. In February 1995, the Company borrowed an additional $1,600,000 under this credit facility. Amounts outstanding under this loan as of April 1995 can be repaid in four quarterly installments beginning July 1995. The Company is currently negotiating a $1,000,000 increase in the line of credit and an extension of the expiration date to December 31, 1995, with amortization thereafter. The Floating Rate Notes' mortgage agreement places certain limitations on the Company's ability to borrow under the line of credit agreement.

     The Company anticipates that it will refinance the Floating Rate Notes at maturity in August 1998. Given the substantial equity the Partnership has in the Property (the principal amount of the Floating Rate Notes represents less than 50% of the Property's estimated fair value at December 31, 1994), Management anticipates that it will have considerable flexibility in obtaining such refinancing. However, Management has determined it is not necessary at this time to identify any specific sources of such refinancing.

DIVIDENDS

     The Company's quarterly dividend rate for 1994 was $.275 per Common Share, representing an annual dividend rate of $1.10 per Common Share. On March 21, 1995, the Company announced a new quarterly dividend rate of $.175 per Common Share, representing an annual dividend rate of $.70 per Common Share.

     The reduction in the Company's dividend rate was primarily attributable to the surprisingly sharp rise in interest on the Floating Rate Notes. Between August 1993 and February 1995, the interest rate rose 3%, from an annual rate of 4.03% to an annual rate of 7.03%. The Trustees were concerned about possible further increases and the adverse impact on the Company's share pricing if another dividend rate reduction would become necessary. For that reason, the new dividend rate was set at approximately 90% of funds available for distribution projected from April 1, 1995 through December 31, 1996.

                             RESULTS OF OPERATIONS

COMPARISON OF 1994, 1993 AND 1992

     The Company reported net income of $334,000 ($.03 per weighted average Common Share) in 1994, compared with a net loss of $5,223,000 ($.51 per weighted average Common Share) in 1993 and a net loss of $163,000 ($.02 per weighted average Common Share) in 1992.

     The 1994 results were adversely affected by a one time charge of $3,843,000, resulting from the termination of the Advisory Agreement. This charge was partially offset by a gain on sale from the Home Depot transaction of $839,000.

     The 1993 results were impacted by the recognition of an extraordinary loss of $6,373,000 ($.62 per Common Share) from the early retirement of the Zero Note. The extraordinary loss was comprised principally of prepayment penalties and the write-off of deferred financing costs. Earnings in 1993 also declined as a result of the recognition of $1,250,000 of Merger costs. The earnings decline in 1993 was partially offset by the $440,000 gain on sale of real estate from the Bulova Parcel.

     The 1992 results were impacted by the write-off of predevelopment costs. In June 1992, the Company announced its decision to defer a planned expansion of the Mall due to its inability to secure financing for this project. It is uncertain when, or if, the expansion program will be resumed. Accordingly, capitalized costs related to the predevelopment phase of the expansion, totaling $1,439,000 were written off.

     In 1994, revenues from rental operations increased 5%, or $1,095,000, from 1993. This increase is a direct result of the remerchandising program at the Mall, commenced in 1992. The significant amount of lease rollovers in 1993 and 1994 enabled management to develop a remerchandising plan aimed at achieving an improved tenant mix while increasing base rents.

     Revenues from rental operations in 1993 decreased modestly from the prior year. The decline in 1993 revenues of $106,000 was attributable to a $334,000 decline in Plaza revenues, primarily related to the buildout of the new Kmart discount store, partially offset by higher Mall revenues attributable to specialty leasing of space to temporary tenants.

     In January 1993, the Company replaced Pergament, one of the Plaza's anchor tenants, and all but one of the Plaza's small store spaces, with a new Kmart discount store. In connection with the lease termination, the Partnership paid $450,000 to Pergament on July 1, 1993. The Company also paid a $150,000 fee to the Advisor for securing Kmart as a new anchor tenant. This change in Plaza tenants has generated an additional $350,000 of income from rental operations on an annualized basis compared to the income generated from the Plaza in 1992.

     Revenues from rental operations in 1992 was $20,476,000. The Plaza was open for its first full year of business in 1992. In 1992 minimum rent from mall tenants increased due to improved occupancy, percentage rents increased due to higher tenant sales levels and other income increased due to an expanded temporary leasing program.

     Net operating expenses decreased in 1994 to $1,908,000 from $2,059,000 in 1993 and $1,779,000 in 1992. This $151,000 decrease in 1994 is primarily attributable to the decline in management fees, as described below. This decrease was partially offset by structural nonreimbursable repairs made to the Property due to the severe weather in 1994. The $280,000 increase in 1993 as compared to 1992 is primarily attributable to increases in net real estate taxes and food court costs of $147,000 and $119,000, respectively.

     The Company made significant changes to management structure in connection with the Merger. While its affairs had previously been administered by third parties pursuant to property management and advisory agreements, commencing on March 1, 1994, the Company became primarily self-managed. The property management contract with Compass Retail Inc. ('Compass') was amended and restated to extend its termination date to August 31, 1998, and to limit Compass scope of responsibility primarily to accounting and financial services provided in connection with the operation of the Property. Compass compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. This reduction is a direct result of the Company's conversion to a primarily self managed REIT. However, such reduction has been offset, in part, by compensation expenses resulting from internal management.

     Included in net operating expenses are property management fees of $289,000, $786,000, and $785,000 for 1994, 1993, and 1992, respectively, attributable to the related agreement with Compass.

     Operating expenses increases attributable to inflation generally do not have a significant effect on the Company's income from rental operations as substantially all operating expenses are reimbursed by tenants in accordance with the terms of their leases.

     During 1993 and 1992 the Company incurred advisory fees of $1,625,000 and $1,709,000. During the first quarter of 1994 the Company paid $264,000 in advisory fees. However, due to the termination of the Advisory Agreement in March 1994, the Company will no longer incur advisory fees. The advisory fee was comprised of an annual base fee of $250,000 and an annual subordinated incentive advisory fee of $1,250,000 which increased in proportion to the amount by which aggregate distributions of operating cash flow to Unitholders exceed a ten percent return on the Unitholders' Adjusted Capital Contributions (as defined in the Partnership Agreement). The advisory agreement terminated on March 30, 1994.

     The provision for doubtful accounts was $453,000 in 1994, $424,000 in 1993 and $809,000 in 1992. The 1992 provision was attributable to anticipated losses associated with certain delinquent tenants whose leases were subsequently terminated. Such tenants were symptomatic of credit risk found in the retail industry, particularly among smaller local and regional tenants. Due to the absence of significant credit losses and certain recoveries of receivables previously written off, the Company experienced an improvement in its provision for doubtful accounts in 1994 and 1993.

     Interest expense was $8,573,000, $9,834,000, and $10,787,000 for 1994,
1993, and 1992, respectively. The decrease in interest expense in 1994 and 1993 over 1992 is due to the August 19, 1993 debt refinancing. The Zero Note, with an effective interest rate of 10.4% per annum, and the $16,500,000 in second mortgage financing, bearing interest at rates between 6% and 7% per annum, were replaced with Floating Rate Notes that had an initial interest rate of 4.03% and an average interest rate of 5.29% in 1994. The interest rate was adjusted to 7.03% on February 11, 1995. Interest expense in 1995 is expected to exceed 1994.

     Distributions to security holders were $12,723,000 ($1.10 per Common Share) in 1994, $11,305,000 ($1.10 per Common Share) in 1993, and $12,667,000 ($1.235
per Common Share) in 1992. The dividends on the shares in the dividend reinvestment plan were paid to the Company resulting in proceeds of $1,489,000 in 1994. The Company has paid out substantially all of its net cash flow since inception.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company is managed by members of a Board of Trustees (the 'Managing Trustees') initially comprised of the directors of the Partnership's former managing general partner. The Managing Trustees are divided into three classes as nearly equal in number as possible, with the term of office of one class expiring in each year. After expiration of the initial terms as set forth in the following table, Managing Trustees will serve for three-year terms. The Managing Trustees are responsible for electing the Company's executive officers, who serve at the discretion of the Board of Trustees. Myles H. Tanenbaum serves as the Company's President and as a member of the Company's Board of Trustees. In addition to Mr. Tanenbaum, the Company's executive officers include Kimli Cross Smith, Senior Vice President -- Leasing; Richard P. Ferrell, Vice President -- Management; and Dennis Harkins, Treasurer and Controller. Brief summaries of Mr. Tanenbaum's and the other Managing Trustees' and executive officers' business experience and certain other information are set forth following the table.

                                                 YEAR
                   NAME                      TERM EXPIRES                           POSITION
------------------------------------------  ---------------  ------------------------------------------------------
Myles H. Tanenbaum (1)....................          1997     Managing Trustee and President (Principal Executive
                                                               and Financial Officer)
Sylvan M. Cohen(1)(2).....................          1995     Managing Trustee
Alton G. Marshall(2)(3)...................          1996     Managing Trustee
George R. Peacock(1)(3)...................          1996     Managing Trustee
Phillip E. Stephens(3)....................          1997     Managing Trustee
Kimli Cross Smith.........................           N/A     Vice President -- Leasing and Secretary
Richard P. Ferrell........................           N/A     Vice President -- Management
Dennis Harkins............................           N/A     Treasurer and Controller (Principal Accounting
                                                               Officer)

------------------
(1) Member of the nominating committee.

(2) Member of the audit committee.

(3) Member of the compensation committee.

     Myles H. Tanenbaum, age 64, is a Managing Trustee and President of the Company and Chairman of Arbor Enterprises, an investment and holding company. He formerly served as a consultant to Equitable Real Estate, of which the former Advisor to the Partnership is a wholly-owned subsidiary. He was formerly the President of EQK Partners (formerly the Partnership's advisor) from its inception in September 1983 until October 1987 and was Chairman until December 1989. Prior to that time, from 1970 he served as Executive Vice President and Chairman of the Executive Committee of Kravco, Inc. Mr. Tanenbaum was also managing partner of the Partnership's former special general partner, a general partnership which was the sole shareholder of the Partnership's former managing general partner. Prior to joining Kravco, Inc. in 1970, Mr. Tanenbaum had been a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen, Philadelphia, Pennsylvania. He is also a certified public accountant. Mr. Tanenbaum is currently a director of Universal Health Realty Trust, a New York Stock Exchange ('NYSE')-listed real estate investment trust which owns hospitals, and of The Pep Boys-- Manny, Moe & Jack, Inc., an NYSE-listed company engaged in the retail sale of automotive parts and accessories, and the provision of automotive services.

     Sylvan M. Cohen, age 80, is Chairman and Chief Executive Officer of Pennsylvania Real Estate Investment Trust (PREIT), an American Stock Exchange-listed real estate investment trust since its inception in 1960. Prior to that he was President of PREIT since its inception. Mr. Cohen has been a Trustee of PREIT since its inception. Mr. Cohen is also a partner in the Philadelphia law firm of Cohen, Shapiro, Polisher, Shiekman and Cohen. Mr. Cohen is a former director of Fidelity Bank,

Philadelphia, Pennsylvania, and is a director of FPA Corporation, an American Stock Exchange-listed real estate development company, and a trustee of EQK Realty Investors I, an NYSE-listed real estate investment trust. He formerly served as President of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

     Alton Marshall, age 73, is President of Alton G. Marshall Associates, Inc., a New York City real estate investment firm since 1971. He has been Senior Fellow of the Nelson A. Rockefeller Institute of Government in Albany, New York since January 1, 1991. He was Chairman of the Board and Chief Executive Officer of Lincoln Savings Bank, FSB, from March 1984 through December 1990. From 1971 to 1981, he was President of Rockefeller Center, Inc., a real estate, manufacturing and entertainment company. Mr. Marshall is currently a director of The Hudson River Trust, and New York State Electric & Gas Corp., and a trustee of EQK Realty Investors I. He is an independent partner of Alliance Capital and Alliance Capital Retirement Fund.

     George R. Peacock, age 71, retired in August 1988 after serving as Chairman and Chief Executive Officer of Equitable Real Estate, parent of the Partnership's former Advisor which is a wholly-owned subsidiary of Equitable. Mr. Peacock is a past member of Equitable's Investment Policy Committee. Prior to his retirement he was also a Senior Vice President of parent Equitable for approximately twelve years. Mr. Peacock is a former director of Equitable Real Estate and remains a trustee of EQK Realty Investors I. He is sole owner, President and Chief Executive Officer of Carluke, Inc.

     Phillip E. Stephens, age 47, has been President of Compass Retail, the Partnership's former property manager and a subsidiary of Equitable Real Estate, since January 1992 and was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as President of ERPM, the Partnership's former Advisor and a wholly-owned subsidiary of Equitable Real Estate, since December 1989. From October 1987 to December 1989, he was President of EQK Partners (formerly the Partnership's advisor), the predecessor in interest to ERPM. From its inception in September 1983 to October 1987, he was Senior Vice President of EQK Partners. He is also President and a trustee of EQK Realty Investors I.

     Kimli Cross Smith, age 32, has been Vice President -- Leasing and Secretary since March 1994. Prior to that, Ms. Smith had been a leasing representative for Compass, the Partnership's former property manager and a subsidiary of Equitable Real Estate, since November 1990. From March 1988 until she joined Compass, Ms. Smith was a leasing representative for Strouse, Greenberg & Co., Inc., Philadelphia, Pennsylvania.

     Richard P. Ferrell, age 37, has been a Vice President -- Management of the Trust since March 1994. Prior to that, from December 1992, Mr. Ferrell was Vice President of the Partnership's former managing general partner and the Manager of Green Acres Mall. From December 1991 to December 1992 Mr. Ferrell worked for the Rouse Company as Vice President and General Manager of the Citadel, an enclosed mall located in Colorado Springs, Colorado. Prior to that, from February 1989 to December 1991, Mr. Ferrell was employed by the Rouse Company as Manager of Retail Operations for the Cherry Hill Mall in Cherry Hill, New Jersey.

     Dennis Harkins, age 32, has been the Controller of Green Acres Mall since June 1993. Prior to that, from August 1990 Mr. Harkins was Controller for Hayim and Co., Hempstead, New York, a company engaged in the importation and distribution of rugs. Prior to that, from January 1990 Mr. Harkins was Assistant Controller of the Yarmouth Group, New York, New York, a real estate investment company. From June 1987 until January 1990, Mr. Harkins was an accounting manager for Angeles Corp., Los Angeles, California, a real estate investment company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and trustees and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the 'Reporting Persons') to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

     Based on the Company's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Company believes that all filings required to be made by the Reporting Persons during 1994 were made on a timely basis, except for the following filings: (i) Randall
C. Stein, a former executive officer of the Company, filed one report (relating to two transactions) subsequent to the applicable due date; (ii) George R. Peacock, a Managing Trustee of the Company, filed one report (relating to one transaction involving issuances pursuant to the Company's Dividend Reinvestment Plan during 1994) subsequent to the applicable due date; (iii) Phillip E. Stephens, a Managing Trustee of the Company, filed one report (relating to three transactions involving issuances pursuant to the Company's Dividend Reinvestment Plan during 1994) subsequent to the applicable due date; and (iv) Myles H. Tanenbaum, a Managing Trustee and President of the Company, filed one report (relating to six transactions involving issuances pursuant to the Company's Dividend Reinvestment Plan during 1994) subsequent to the applicable due date.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid by the Trust during the fiscal year ended December 31, 1994 to the Trust's President and each of the Trusts other most highly compensated executive officers whose compensation exceeds $100,000 in 1994. Until the conversion to a REIT on February 28, 1994, the Company was not internally managed, and was not responsible for executive compensation.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                     COMPENSATION AWARDS
                                                                                   ------------------------
                                                           ANNUAL COMPENSATION     RESTRICTED   SECURITIES      ALL OTHER
                                                         ------------------------     STOCK     UNDERLYING    COMPENSATION
        NAME AND PRINCIPAL POSITION             YEAR     SALARY($)(1)  BONUS($)     AWARDS($)   OPTIONS(#)       ($)(2)
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  ---------------
Myles H. Tanenbaum..........................       1994     145,833      100,000           --       750,000            --
  President
Randall Stein(3)............................       1994     112,500       25,000       25,000(4)     50,000         3,500
  Vice President Acquisitions
Kimli Smith.................................       1994      85,871       32,500       15,000(5)     32,500         5,500
  Vice President Leasing
Richard Ferrell.............................       1994      84,041       22,500       12,500(6)     25,000         3,500
  Vice President Management

------------------
(1) This salary information is for the period of March 1, 1994 through December 31, 1994. Prior to that time the Trust was not internally managed.

(2) Represents annual premium payments on life insurance on the lives of Mr. Stein, Ms. Smith and Mr. Ferrell, for which they designate the beneficiaries, which policies are designed to comply with Section 79 of the Internal Revenue Code.

(3) Mr. Stein resigned effective March 3, 1995. (See '-- Employment Agreements')

(4) Represents the dollar value of a grant of 2,500 shares at $10 per share as of January 25, 1994, the grant date. The dollar value of such shares on December 31, 1994 was $19,688, or $7.875 per share. All such shares are entitled to the receipt of dividends. All of the restricted shares awarded to Mr. Stein became fully vested upon his resignation from the Company (see '-- Employment Agreement').

(5) Represents the dollar value of a grant of 1,500 shares at $10 per share as of January 25, 1994, the grant date. The dollar value of such shares on December 31, 1994 was $11,813, or $7.875 per share. All such shares are entitled to the receipt of dividends. These shares vest in equal increments over three years.

(6) Represents the dollar value of a grant of 1,250 shares at $10 per share as of January 25, 1994, the grant date. The dollar value of such shares on December 31, 1994 was $9,844, or $7.875 per share. All such shares are entitled to the receipt of dividends. These shares vest in equal increments over three years.

     The following table sets forth certain information with respect to stock options granted January 25, 1994 to the officers named in the Summary Compensation Table.

                      STOCK OPTIONS GRANTED IN 1994 (1)(2)

                                                                                                  POTENTIAL REALIZABLE
                                                         INDIVIDUAL GRANTS                          VALUE AT ASSUMED
                                    ------------------------------------------------------------    ANNUAL RATES OF
                                                       % OF TOTAL                                        STOCK
                                                         OPTIONS                                   PRICE APPRECIATION
                                        NUMBER         GRANTED TO                                         FOR
                                     OF SECURITIES      EMPLOYEES       EXERCISE                    OPTION TERM (3)
                                      UNDERLYING        IN FISCAL        OR BASE     EXPIRATION   --------------------
               NAME                 OPTIONS GRANTED       YEAR        PRICE ($/SH)      DATE        5%($)     10%($)
----------------------------------  ---------------  ---------------  -------------  -----------  ---------  ---------
Myles H. Tanenbaum................       750,000              86%       $   10.00       1/25/04   2,126,767  7,829,018
Randall Stein.....................        50,000               6%       $   10.00       1/25/04     141,784    521,935
Kimli Smith.......................        32,500               4%       $   10.00       1/25/04      92,160    339,257
Richard Ferrell...................        25,000               3%       $   10.00       1/25/04      70,892    260,967

------------------

(1) None of these options were exercised in 1994. At December 31, 1994 the share price was $7.88 and therefore no options were in the money options at December 31, 1994.

(2) The options vest pro-rata over a five year period commencing one year from the grant date, or January 25, 1995, subject to acceleration upon a change of control (as defined).

(3) Assumes share price appreciates over a ten year term at rates of 5% and 10% compounded annually. The assumed annual rate of share appreciation is specified by the Securities and Exchange Commission and is not intended to forecast possible future appreciation of the Trust's share price.

STOCK OPTIONS

     At the Company's annual shareholder meeting in November 1994, the shareholders approved an Incentive Share Plan ('The Plan'). An aggregate of 1,500,000 Common Shares may be awarded under the Plan. Persons eligible for participation in the Plan include all non-employee Managing Trustees, officers and other key executives of the Company (collectively 'Eligible Participants'). There are currently 589,050 shares available to be awarded under the Plan. No Eligible Participant may receive an award of more than 750,000 Options, stock appreciation rights and restricted Shares in any one calendar year.

COMPENSATION OF DIRECTORS

     Trustees who are not employees of the Trust are entitled to receive an annual fee of $15,000, plus a fee of $1,000 for attendance at each of the Trustee's meetings and $1,000 for attendance at Committee meetings. Other fees are payable for special services performed for the Trust, but no such services were provided in 1994. Mr. Tanenbaum is not paid any fees for attendance at Trustee meetings or for any other special services performed for the Trust.

EMPLOYMENT AGREEMENTS

     The Trust entered into an Employment Agreement with Mr. Stein dated January 10, 1994, for a term extending to June 30, 1996, which was terminated March 3, 1995, subject to the following: (i) Mr. Stein is to receive $15,000 per month through October 31, 1995; (ii) Mr. Stein's restricted shares are to become fully vested; and (iii) Mr. Stein's stock options are to terminate.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following Managing Trustees served on the Compensation Committee of the
Company:

                           Phillip E. Stephens, Chairman
                           Alton G. Marshall
                           George R. Peacock

     None of these committee members served as an officer or employee of the Company during 1994 or any time prior thereto. However, Mr. Stephens is President of Compass and President of ERPM, the Company's former Advisor. The Trust paid Compass $329,000 and $786,000, and ERPM $264,000 and $1,665,000 in
the years ended December 31, 1994 and 1993, respectively. (See Item 13)

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Trust commenced substantial operations as of February 28, 1994, the date upon which the Company's operations converted from partnership form into a real estate investment trust. As part of that conversion, the Trust became largely self-managed. Prior to the conversion, the predecessor partnership was managed by the Advisor and, accordingly, it did not bear the expense of executive compensation directly. As part of the planning process in connection with the conversion, the Company retained a compensation consulting firm to render a report (the 'Report') with respect to compensation to be paid to the Company's President and other senior management personnel.

     Based upon the Report and discussions with Mr. Tanenbaum, it was determined that a compensation structure would be implemented for the President that would consist of base compensation, a discretionary bonus and share options. It was also determined that (i) the base compensation would be set at a level substantially below the median compensation of chief executive officers of comparable companies as identified in the Report; and (ii) the share option grant would be made larger to reflect the lower level of cash compensation.

     As a result of the foregoing, the base compensation for 1994 for the President was set at an annual rate of $175,000 and Mr. Tanenbaum was granted options to purchase 750,000 Common Shares at $10.00 per Common Share (the market price at date of grant). Such options vest at the rate of 20% per year commencing December 31, 1994 so long as Mr. Tanenbaum is employed by the Company at the applicable year-end, subject to immediate vesting upon death, disability or change in control. By structuring compensation in this manner, the President's total compensation was made heavily dependent upon the performance of the Common Shares in the market. The base compensation and option awards were reflected in the Company's Consent Solicitation Statement/Prospectus dated December 23, 1993 that was provided to Unitholders in the predecessor partnership in connection with their decision on whether to approve the conversion. Mr. Tanenbaum's year-end bonus was set by the Compensation Committee at $100,000. This amount reflected a subjective evaluation of Mr. Tanenbaum's performance, as well as the performance of the Company. The relatively low level of Mr. Tanenbaum's overall cash compensation was also considered in determining the amount of the bonus. No specific qualitative or quantitative measures of the performance of Mr. Tanenbaum or the Company were utilized in reaching the determination as to Mr. Tanenbaum's bonus.

     The compensation structure for the other members of senior management was also based in large part upon the Report. In addition to base compensation, an annual discretionary bonus and share option grants, the other members of senior management also received grants of restricted shares, which vest annually over three years. The cash compensation and share option grants of the senior management other than Mr. Tanenbaum were set at levels closer to industry norms and, accordingly, a greater proportion of the other senior management's compensation consisted of cash as compared to Mr. Tanenbaum's compensation.

                                          Compensation Committee:

                                          Phillip E. Stephens, Chairman
                                          Alton G. Marshall
                                          George R. Peacock

PERFORMANCE GRAPH

     The graph below compares the cumulative total stockholder return on the Company's Common Share with the cumulative stockholder return of (i) the S&P Smallcap 600 Index and (ii) the NAREIT Equity Index, assuming an investment of $100 on March 1, 1994 in the Common Shares of the Company and an investment of $100 on February 28, 1994 in the stocks comprising the S&P Smallcap 600 Index and the NAREIT Equity Index (in each case assuming the reinvestment of all dividends).


                                                    CUMULATIVE TOTAL RETURN
                                             --------------------------------------
                                              MARCH 1, 1994     DECEMBER 31, 1994
                                             ---------------  ---------------------
Arbor Property Trust                            $     100           $      89
S&P Smallcap 600 Index                          $     100           $      93
NAREIT Equity Index                             $     100           $      96

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the beneficial holdings of Common Shares as of March 1, 1995 of: (i) all persons known by the Company, based upon filings with the Securities and Exchange Commission, to be beneficial owners of more than 5% of its outstanding common shares; (ii) all Managing Trustees of the Company individually; (iii) all Executive Officers of the Company individually; and (iv) all Trustees and Executive Officers of the Company as a group.

                                                                                  NUMBER OF           % OF
NAME                                                  ADDRESS                 OUTSTANDING SHARES     SHARES
-------------------------------------  -------------------------------------  ------------------  -------------
Equitable                              787 7th Avenue                          1,450,447(1)        11.8%
                                       New York, NY 10019
Sylvan M. Cohen                        12 S. 12th Street                           2,500(2)          (3)
                                       Philadelphia, PA 19107
Alton G. Marshall                      136 E. 79th Street                          2,500(2)          (3)
                                       New York, NY 10021
George R. Peacock                      Monarch Plaza                              12,943(4)          (3)
                                       3414 Peachtree Road
                                       Suite 816
                                       Atlanta, GA 30326
Phillip E. Stephens                    5775 Peachtree Dunwoody                   110,974(1)(2)       (3)
                                       Suite 200D
                                       Atlanta, GA 30342
Myles H. Tanenbaum                     One Tower Bridge                        1,198,268(1)(5)     9.7%
                                       Suite 800
                                       W. Conshohocken, PA 19428
Kimli Cross Smith                      One Tower Bridge                            8,800(6)(7)       (3)
                                       Suite 800
                                       W. Conshohocken, PA 19428
Richard P. Ferrell                     2034 Green Acres Mall                       6,250(6)(8)       (3)
                                       Valley Stream, NY 11581
All Directors and Executive                                                    1,342,235          10.9%
  Officers as a Group
  (7 persons)

------------------
(1) Includes the estimated allocation of Common Shares issued to the former General Partners of the Partnership, although a final allocation has not yet been completed. Until the Common Shares are distributed, voting of the shares will be controlled by Mr. Tanenbaum.

(2) Includes 2,500 Common Shares issuable upon the exercise of the vested portion of the 7,500 options which were granted to each Managing Trustee on January 25, 1994 and vest pro-rata over a three year period from the date of grant.

(3) The number of Common Shares represents less than 1% of the outstanding Common Shares.

(4) Includes 1,000 Common Shares owned by Mr. Peacock's wife, of which Mr. Peacock disclaims beneficial ownership. Also includes 2,500 Common Shares issuable upon the exercise of the vested portion of the 7,500 options which were granted on January 25, 1994 and vest pro-rata over a three year period from the date of grant.

(5) Includes 12,700 Common Shares owned by Mr. Tanenbaum's wife and 10,000 Common Shares owned by a trust of which he is a trustee. Excludes 125,445 Common Shares owned by Mr. Tanenbaum's adult children, of which Mr. Tanenbaum disclaims beneficial ownership. Also includes 150,000 Common Shares issuable upon the exercise of the vested portion of 750,000 options which were granted to Mr. Tanenbaum on January 25, 1994 and which vest pro-rata over a five year period from the date of grant.

(6) Includes restricted Common Shares that will become unrestricted in equal annual increments over three years commencing one year from the grant date, or January 25, 1995.

(7) Includes 6,500 Common Shares issuable upon the exercise of the vested portion of the 32,500 options which were granted on January 25, 1994 and vest pro-rata over a five year period from the date of grant.

(8) Includes 5,000 Common Shares issuable upon the exercise of the vested portion of the 25,000 options which were granted on January 25, 1994 and vest pro-rata over a five year period from the date of grant.

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

     On December 1, 1989, a wholly owned subsidiary of Equitable Real Estate acquired the 50% interest in EQK Partners (former advisor to the Partnership) owned by Kravco Partners, Ltd., bringing to 100% Equitable Real Estate's ownership interest in EQK Partners. Mr. Tanenbaum and Mr. Stephens owned, directly or indirectly, 25.2% and 14.4%, respectively, of Kravco Partners, Ltd. Subsequently, ERPM, a wholly owned subsidiary of Equitable Real Estate, became Advisor to the Partnership as the successor in interest to EQK Partners.

     As advisor, ERPM received an advisory fee which was comprised of an annual base fee of $250,000 and an annual subordinated incentive advisory fee of $1,250,000 which increased in proportion to the amount by which aggregate distributions of operating cash flow to Unitholders exceed a ten percent return on the Unitholders' Adjusted Capital Contributions (as defined in the Partnership Agreement). The advisory agreement terminated on March 30, 1994. ERPM received an annual base advisory fee of $164,000, $250,000 and $250,000 for the years ended December 31, 1994, 1993, and 1992, respectively. ERPM also earned a subordinated incentive advisory fee of $100,000, $1,375,000 and $1,459,000, respectively, for the years ended December 31, 1994, 1993 and 1992. In addition, ERPM earned fees of $40,000 in each of 1993 and 1992 for tax reporting services. Compass received a fee of $40,000 for tax reporting services in 1994.

     In December 1992, the Partnership entered into an agreement with ERPM pursuant to which ERPM development services in conjunction with the termination of the Company's lease with Pergament, a former anchor tenant at the Plaza, and the procurement of a new lease with Kmart. The fee for these services was $150,000.

     Upon sale of all or any portion of any real estate investment of the Partnership, the Advisor was entitled to receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Partnership). The disposition fee was to be reduced by the amount of any brokerage commissions and legal expenses incurred by the Partnership in connection with such sales. Pursuant to this agreement with the Advisor, the Company paid a $290,000 fee to the Advisor during 1993 relating to service rendered in connection with the acquisition and development of the Bulova Parcel and its ultimate transfer to Home Depot (see Items 1,7 and 8). Pursuant to the Merger discussed in Item 4, the agreement with the Advisor was terminated as of March 31, 1994.

     The Partnership had entered into a property management agreement with Compass, a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger discussed in Items 1 and 4, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation was reduced from 4% to 2% of net rental and service income collected from tenants. For the years ended December 31, 1994, 1993 and 1992, management fees earned by Compass were $289,000, $786,000, and $785,000, respectively.

     In 1992, the Partnership agreed to pay interest to both the Advisor and Compass as consideration for their willingness to defer the payment of fees which were otherwise due and payable. The Advisor and Compass deferred such fees as an accommodation to the Company in connection with its refinancing efforts as described in Items 7 and 8. For the years ended December 31, 1993 and 1992, the Partnership recorded interest expense on deferred fees of $249,000 and $223,000, respectively, representing an interest rate of 7.31% through April 1, 1993 and 8.5% thereafter applied to the cumulative unpaid fee balance. Such fees and the interest thereon were paid in full from the proceeds from the August 19, 1993 issuance of collateralized floating rate notes (see Items 7 and 8). Pursuant to an agreement with the Advisor to provide such services in connection with such debt refinancing, the Advisor received a fee of $300,000 in 1993.

     The Company's executive offices are located at One Tower Bridge, W. Conshohocken, PA 19428. These offices, including furniture, telephones, and certain office services and equipment, have been furnished for periods of between four and seven months at a monthly rate of $11,500 from a partnership owned by Mr. Tanenbaum and his sons.

     For a description of Common Shares issued to the Advisor pursuant to the Merger in connection with the termination of the Advisory Agreement and of Common Shares issued to the General Partners, see Items 1, 7 and 8.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
(a) The following documents are filed as part of this report:
    1.  Consolidated Financial Statements
        Reports of Independent Public Accountants                          29
        Consolidated Balance Sheets at December 31, 1994 and 1993          31
        Consolidated Statements of Operations for the years ended
        December 31, 1994, 1993 and 1992                                   32
        Consolidated Statements of Shareholders' Equity for the years
        ended December 31, 1994, 1993 and 1992                             33
        Consolidated Statements of Cash Flows for the years ended
        December 31, 1994, 1993 and 1992                                   34
        Notes to Consolidated Financial Statements, including
        supplementary data                                                 35
    2.  Financial Statement Schedules                                      44
        Schedule II:  Valuation & Qualifying Accounts
        Schedule III: Real Estate and Accumulated Depreciation
        All other schedules are omitted as the required information is inapplicable or the information is presented in the
        consolidated financial statements, or the related notes
        thereto.

    3.  Exhibits
         (2) Form of Agreement and Plan of Merger by and among the Partnership, the General Partners, the Company and Green
             Acres Mall Corp.(7)
         (3) (a)  Amended and Restated Declaration of Trust of the
                  Company(8)
             (b)  Certificate of Trust of the Company(7)
             (c)  Form of By-laws of the Company(7)
         (4) Specimen of Common Share Certificate(7)
         (9) None
        (10) (a)  Agreement regarding post-closing obligations.(1)
             (b)  Modification and restatement of Lease between Green
                  Acres Associates and Gimbels Valley Stream, Inc.
                  dated August 6, 1986.(1)
             (c)  Rent credit agreement dated August 6, 1986 between
                  Green Acres Associates and Federated Department
                  Stores, Inc.(1)
             (d)  Agreement dated August 6, 1986 among Green Acres
                  Associates, Gimbels Valley Stream, Inc. and Federated
                  Department Stores, Inc.(1)
             (e)  Lease dated February 6, 1981 between the Equitable
                  Life Assurance Society of the United States and
                  Allied Stores of New York, Inc.(1)
             (f)  Lease dated December 15, 1954 by and between Sterling
                  Estates, Inc. and JC Penney Company, as amended.(1)
             (g)  Lease dated February 22, 1989 by and between Blumfold
                  Corporation and the Partnership.(2)
             (h)  First Amendment to Advisory Agreement dated as of
                  December 15, 1989 between the Partnership and EQK
                  Partners.(3)
             (i) Amendment to Lease between Blumfold Corporation and the Partnership dated June 22, 1990.(4)

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
             (j)  Amendment to Lease between Blumfold Corporation and
                  the Partnership dated August 13, 1990.(4)
             (k)  Amendment to Amended and Restated Limited Partnership
                  Agreement of the Partnership dated December 17,
                  1990.(4)
             (l)  Acquisition Agreement between Bulova Corporation and
                  the Partnership dated September 13, 1991.(5)
             (m)  Agreement of Lease between Home Depot, USA, Inc. and
                  the Partnership dated March 2, 1993.
             (n)  Lease Agreement between Kmart Corporation and the
                  Partnership dated March 8, 1993.(6)
             (o)  Form of Advisory Services Termination Agreement by
                  and between the Company and Equitable Realty
                  Portfolio Management, Inc.(7)
             (p)  Form of Amended and Restated Property Management
                  Agreement by and between the Company and Compass
                  Retail, Inc.(7)
             (q)  Consolidated and Restated Mortgage, Security
                  Agreement, Assignment of Leases and Rents and Future
                  Filing, dated as of August 19, 1993, by and between
                  the Partnership and EQK Green Acres Funding Corp.(7)
             (r)  Note due August 19, 1998 in the principal amount of
                  $118,000 from the Partnership to EQK Green Acres
                  Funding Corp.(7)
             (s)  Form of Collateralized Floating Rate Note due August
                  19, 1998 from EQK Green Acres Funding Corp.(7)
             (t)  Interest Rate and Currency Exchange Agreement, dated
                  as of August 12, 1993, by and between AIG Financial
                  Products Corp. and EQK Green Acres Funding Corp., as
                  agent for the Partnership.(7)
             (u)  Indenture, dated as of August 19, 1993, by and
                  between EQK Green Acres Funding Corp. and Bankers
                  Trust Company.(7)
             (v)  Agreement between the Partnership and PNC Bank dated
                  August 19, 1993.(7)
             (w)  Form of Agreement Relating to New York State Real
                  Property Transfer Gains Tax by and among Equitable
                  Life Assurance Society of the United States,
                  Equitable Realty Portfolio Management, Inc., the
                  Company and the other signatories thereto.(7)
             (x)  Loan Extension Agreement between PNC Bank and the
                  Registrant dated March 30, 1993(6)
             (y)  EQK Green Acres Trust Incentive Share Plan.(8)
             (z)  Amended and restated loan agreement by and between
                  Green Acres Mall Corp. and PNC Bank, National
                  Association, dated as of August 8, 1994.(9)
             (aa) Guaranty and Surety Agreement by and between the
                  Trust and PNC Bank, National Association, dated
                  August 8, 1994.(9)

        (11) See the Consolidated Statement of Operations.
        (12) Inapplicable.
        (13) Inapplicable.
        (16) None.
        (18) None.
        (21) Subsidiaries of the Registrant schedule(7)
        (22) Inapplicable.
        (23) None.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                 (24) None.
                 (27) Financial Data Schedule
                 (28) None.
(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the fourth quarter of 1994.
(c) See paragraph (a) 3. above
(d) See paragraph (a) 2. above

------------------
(1) Incorporated herein by reference to exhibit filed with Registrant's Registration Statement on Form S-11, File No. 33-6992.
(2) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1988.
(3) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1989.
(4) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1990.
(5) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1991.
(6) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1992.
(7) Incorporated herein by reference to exhibit filed with Registrant's Registration Statement on Form S-4, File No. 38-68664.
(8) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1993.
(9) Incorporated herein by reference to exhibit filed with Registrant's Form 10-Q for the quarter ended June 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1995.

                                          Arbor Property Trust

                                          By:    /s/ Myles H. Tanenbaum
                                             ______________________________
                                                   Myles H. Tanenbaum,
                                             Managing Trustee and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

                       SIGNATURES                                                  TITLE
--------------------------------------------------------  --------------------------------------------------------

/s/Myles H. Tanenbaum                                     Managing Trustee and President
Myles H. Tanenbaum                                        (Principal Executive and Financial Officer)

/s/Phillip E. Stephens                                    Managing Trustee
Phillip E. Stephens

/s/Sylvan M. Cohen                                        Managing Trustee
Sylvan M. Cohen

/s/Alton G. Marshall                                      Managing Trustee
Alton G. Marshall

/s/George R. Peacock                                      Managing Trustee
George R. Peacock

/s/Dennis Harkins                                         Treasurer and Controller
Dennis Harkins

                              ARBOR PROPERTY TRUST
             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES

                                                                                                              PAGE
                                                                                                              ----

ARBOR PROPERTY TRUST

Reports of Independent Public Accountants.................................................................     29

Consolidated Balance Sheets as of December 31, 1994 and 1993..............................................     31

Consolidated Statements of Operations for the years ended
  December 31, 1994, 1993, and 1992.......................................................................     32

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1994, 1993, and 1992.......................................................................     33

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1993, and 1992.......................................................................     34

Notes to Consolidated Financial Statements................................................................     35

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts..........................................................     44

Schedule III -- Real Estate and Accumulated Depreciation..................................................     44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Trustees of Arbor Property Trust

We have audited the accompanying consolidated balance sheets of Arbor Property Trust and Subsidiary (a Delaware Business Trust) as of December 31, 1994, and the related consolidated statements of operations, shareholders equity and cash flows for the year ended December 31, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Property Trust and Subsidiary as of December 31, 1994, and the consolidated results of their operations and their cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The 1994 schedules listed in the Index to the Financial Statements and Financial Statement Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. The 1994 schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Philadelphia, PA
March 10, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees and
Shareholders of Arbor Property Trust

     We have audited the accompanying consolidated balance sheet of Arbor Property Trust (the 'Trust'), a Delaware business trust as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1993. These consolidated financial statements and the consolidated financial statement schedules discussed below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 1993, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     Our audits also comprehended the consolidated financial statement schedules of the Trust as of December 31, 1993 and for each of the two years in the period ended December 31, 1993. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 10, 1994

                             ARBOR PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
ASSETS
Investments in Green Acres Mall, at cost:
  Land..................................................................................  $    30,295  $    27,865
  Buildings and improvements............................................................      139,249      124,287
  Capitalized lease.....................................................................        7,125        7,125
  Personal property.....................................................................        1,075        1,075
  Construction in progress..............................................................           10          239
                                                                                          -----------  -----------
                                                                                              177,754      160,591
  Less accumulated depreciation.........................................................       26,621       22,674
                                                                                          -----------  -----------
                                                                                              151,133      137,917
Restricted cash.........................................................................           --          500
Tenant security deposits................................................................          315          312
Cash and short-term investments.........................................................           --          573
Accounts receivable (net of allowances for doubtful accounts of $898 and $723)..........        7,306        7,510
Other assets, net.......................................................................        6,068        7,074
                                                                                          -----------  -----------
     TOTAL ASSETS.......................................................................  $   164,822  $   153,886
                                                                                          -----------  -----------
                                                                                          -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Collateralized floating rate notes (net of unamortized discount of $86 and $109)......  $   117,914  $   117,891
  Distributions payable.................................................................        3,321        2,826
  Obligation under capital lease........................................................        6,994        6,971
  Note payable to bank..................................................................        4,300        1,800
  Accounts payable and other liabilities................................................        3,082        3,513
  Due to affiliates.....................................................................           20          519
                                                                                          -----------  -----------
                                                                                              135,631      133,520
                                                                                          -----------  -----------
Commitments and Contingencies:
Shareholders' Equity:
  Shares of beneficial interest, without par value:
     Authorized: 5,000,000 preferred shares, 45,000,000 common shares, and 50,000,000 excess shares;
     Issued and outstanding: 12,074,774 and 10,277,469 common shares....................      117,209       95,500
  Distributions in excess of accumulated earnings.......................................      (88,018)     (75,134)
                                                                                          -----------  -----------
                                                                                               29,191       20,366
                                                                                          -----------  -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................  $   164,822  $   153,886
                                                                                          -----------  -----------
                                                                                          -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                            1994           1993           1992
                                                                        -------------  -------------  -------------
Revenues from rental operations.......................................  $      21,465  $      20,370  $      20,476
Operating expenses, net of tenant reimbursements (includes fees to
  affiliate of $289, $786 and $785)...................................          1,908          2,059          1,779
Advisory and termination fees paid to former advisor, discontinued
  March 30, 1994 (including $3,843 as a result of the termination of
  the advisory agreement in 1994).....................................          4,107          1,625          1,709
Provision for doubtful accounts.......................................            453            424            809
Depreciation and amortization.........................................          4,164          3,969          3,574
Write-off of capitalized predevelopment costs.........................             --             --          1,439
                                                                        -------------  -------------  -------------
Income from rental operations.........................................         10,833         12,293         11,166
Interest expense (includes interest expense to affiliate of $0, $249
  and $223 and amortization of refinancing costs).....................          8,573          9,834         10,787
Merger expenses.......................................................             --          1,250             --
Other expenses, net of interest income................................          2,765            499            542
                                                                        -------------  -------------  -------------
Income (loss) before gain on sale of real estate and extraordinary
  loss................................................................           (505)           710           (163)
Gain on sale of real estate...........................................            839            440             --
                                                                        -------------  -------------  -------------
Income (loss) before extraordinary loss...............................            334          1,150           (163)
Extraordinary loss from early retirement of debt......................             --         (6,373)            --
                                                                        -------------  -------------  -------------
Net income (loss).....................................................  $         334  $      (5,223) $        (163)
                                                                        -------------  -------------  -------------
                                                                        -------------  -------------  -------------
Income (loss) per weighted average share:
Income (loss) before gain on sale of real estate and extraordinary
  loss................................................................  $       (0.04) $        0.07  $       (0.02)
Gain on sale of real estate...........................................           0.07           0.04             --
                                                                        -------------  -------------  -------------
Income (loss) before extraordinary loss...............................           0.03           0.11          (0.02)
Extraordinary loss from early retirement of debt......................             --          (0.62)            --
                                                                        -------------  -------------  -------------
Net income (loss).....................................................  $        0.03  $       (0.51) $       (0.02)
                                                                        -------------  -------------  -------------
                                                                        -------------  -------------  -------------
Weighted average number of shares outstanding.........................     11,681,960     10,277,469     10,277,469
                                                                        -------------  -------------  -------------
                                                                        -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        DISTRIBUTIONS
                                                                                              IN
                                                                            SHARES OF     EXCESS OF
                                                                           BENEFICIAL    ACCUMULATED
                                                                            INTEREST       EARNINGS       TOTAL
                                                                           -----------  --------------  ---------
Balance, January 1, 1992.................................................  $    95,500   $    (46,444)  $  49,056
Net loss for the year ended December 31, 1992............................                        (163)       (163)
Distributions ($1.17 per Common Share)...................................                     (11,999)    (11,999)
                                                                           -----------  --------------  ---------
Balance, December 31, 1992...............................................       95,500        (58,606)     36,894
Net loss for the year ended December 31, 1993............................                      (5,223)     (5,223)
Distributions ($1.10 per Common Share)...................................                     (11,305)    (11,305)
                                                                           -----------  --------------  ---------
Balance, December 31, 1993...............................................       95,500        (75,134)     20,366
Net income for the year ended December 31, 1994..........................                         334         334
Distributions ($1.10 per Common Share)...................................                     (13,218)    (13,218)
Shares issued in conversion to REIT......................................       16,371                     16,371
Shares issued in termination of Advisory Agreement.......................        3,843                      3,843
Restricted Shares issued to executive officers...........................            6                          6
Shares issued upon dividend reinvestment.................................        1,489                      1,489
                                                                           -----------  --------------  ---------
Balance, December 31, 1994...............................................  $   117,209   $    (88,018)  $  29,191
                                                                           -----------  --------------  ---------
                                                                           -----------  --------------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1994       1993       1992
                                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)............................................................  $     334  $  (5,223) $    (163)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary loss from early retirement of debt..........................         --      6,373         --
     Provision for doubtful accounts...........................................        453        424        809
     Depreciation and amortization.............................................      4,164      3,969      3,574
     Amortization of deferred financing costs..................................      1,212        582        487
     Amortization of zero coupon mortgage note discount........................         --      5,558      8,074
     Amortization of collateralized floating rate note discount................         23          9         --
     Termination of advisor agreement..........................................      3,843         --         --
     Gain on sale of real estate...............................................       (839)      (440)        --
     Write-off of capitalized predevelopment costs.............................         --         --      1,439
     Changes in assets and liabilities:
        Increase in accrued rent receivable....................................     (1,208)      (869)      (732)
        Decrease (increase) in accounts receivable, tenant security deposits
           and other assets....................................................        663     (1,574)      (530)
        Increase (decrease) in accounts payable and other liabilities and due
           to affiliates.......................................................       (930)    (2,100)       761
                                                                                 ---------  ---------  ---------
  Net cash provided by operating activities....................................      7,715      6,709     13,719
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Proceeds from sale of real estate, net.......................................      1,435      9,377         --
  Additions to buildings and improvements and personal property................     (1,489)    (2,114)    (1,413)
  Additions to property under contract.........................................         --     (5,703)    (3,234)
  Construction and development costs, net of tenant
     reimbursements............................................................         --         --     (1,006)
  Decrease (increase) in restricted cash.......................................        500       (500)        --
                                                                                 ---------  ---------  ---------
  Net cash provided by (used in) investing activities..........................        446      1,060     (5,653)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Distributions paid...........................................................    (12,723)   (11,305)   (12,667)
  Proceeds from dividend reinvestment..........................................      1,489         --         --
  Retirement of zero coupon mortgage note......................................         --    (95,399)        --
  Payments under capital lease.................................................         --         --       (103)
  Proceeds from issuance of collateralized floating rate notes.................         --    117,882         --
  Payment of deferred financing costs..........................................         --     (5,231)        --
  Borrowings under (repayment of) bank line of credit..........................      2,500    (14,700)     4,550
                                                                                 ---------  ---------  ---------
  Net cash used in financing activities........................................     (8,734)    (8,753)    (8,220)
                                                                                 ---------  ---------  ---------
Decrease in cash and short-term investments....................................       (573)      (984)      (154)
Cash and short-term investments, beginning of year.............................        573      1,557      1,711
                                                                                 ---------  ---------  ---------
Cash and short-term investments, end of year...................................  $       0  $     573  $   1,557
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994
NOTE 1: MERGER TRANSACTION AND BASIS OF PRESENTATION

     Arbor Property Trust (the 'Trust'), formed on September 8, 1993 as a Delaware business trust, has an indefinite life and intends to elect real estate investment trust ('REIT') status under the Internal Revenue Code of 1986, as amended, upon the filing of its Federal income tax return for the year ended December 31, 1994. On February 28, 1994, EQK Green Acres, L.P. (the 'Partnership') merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust. Prior to February 28, 1994, the Trust did not have significant operations. The Trust and the Partnership are collectively referred to herein as the 'Company'.

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

     Pursuant to the merger, Unitholders of the Partnership received 10,172,639 Common Shares of Beneficial Interest of the Trust (the 'Common Shares') on account of their 98.98% percentage interest in the Partnership; the General Partners of the Partnership received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the Special General Partner of the Partnership received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement (see Note 5), the Advisor received 308,933 Common Shares on March 30, 1994. In addition, the Special General Partner and the Advisor have agreed that all distributions, prior to May 1995 with respect to the Common Shares issued for the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor will be reinvested through a dividend reinvestment plan in newly issued Common Shares. In 1994, distributions aggregating $1,489,000 were reinvested under this plan.

     The issuance of 10,277,469 Common Shares to the Unitholders and the General Partners on account of their respective interests in the Partnership represented a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Trust and the Partnership have been combined at historical cost retroactive to January 1, 1992. The issuance of these Common Shares have been reflected as of January 1, 1992 at an amount that equals the Unitholders' and General Partners' original contribution to the Partnership.

     The issuances of Common Shares to the Special General Partner and the Advisor have been reflected in the Company's financial statements as of February 28, 1994 and March 30, 1994, respectively. The issuance of such Common Shares to the Special General Partner has increased the Trust's carrying value of land and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the agreed-upon value of the Special General Partner's residual interest in the Partnership in connection with the merger. Had this Common Share issuance been recorded on January 1, 1992, depreciation expense would have increased by approximately $342,000 in each of the three years ended December 31, 1994 ($.03 per Common Share outstanding). The issuance of Common Shares to the Advisor was reflected as a charge to earnings during 1994 in the amount of $3,843,000.

     In connection with the merger, the Company recorded as expense in 1993 nonrecurring legal, accounting, and printing costs aggregating approximately $1,250,000 ($.12 per Common Share).

                              ARBOR PROPERTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1994

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Arbor Property Trust and its wholly-owned subsidiary Green Acres Mall Corp. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

     The Company recognizes minimum rental income from leases with scheduled rent increases on a straight-line basis over the lease term. Accrued rent receivable, included in accounts receivable in the accompanying balance sheets, represents the difference between the straight line rent and amounts currently due. At December 31, 1994 and 1993 the accrued rent receivable was $3,261,000 and $2,053,000, respectively. Percentage rents and payments for taxes, insurance and maintenance by tenants are estimated and accrued.

CAPITALIZATION, DEPRECIATION AND AMORTIZATION

     Depreciation of the Property is provided on a straight-line basis over the estimated useful lives of the related assets, ranging generally from 10 to 40 years. The capitalized lease asset is amortized over its term. Deferred financing costs, which are included in other assets in the accompanying balance sheets, are amortized on a straight line basis over the term of the related debt. At December 31, 1994 and 1993 deferred financing costs were $5,988,000 and $5,988,000, net of accumulated amortization of $1,694,000 and $482,000, respectively.

DEFERRED LEASING COSTS

     Costs incurred in connection with the execution of a new lease, including leasing commissions, costs associated with the acquisition or buyout of existing leases and legal fees, which are included in other assets in the accompanying balance sheets, are deferred and amortized over the term of the new lease. At December 31, 1994 and 1993 deferred leasing costs were $1,964,000 and $1,964,000, net of accumulated amortization of $357,000 and $243,000, respectively.

INCOME TAXES

     Effective with the filing of the Federal income tax return for the year ended December 31, 1994, the Company intends to elect and will qualify as a real investment trust under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified. Accordingly, no provision has been made for Federal income taxes in the accompanying 1994 financial statements.

     The Company is subject to a Federal excise tax computed on a calendar year. The excise tax equals 4% of the excess, if any, of 85% of the Company's ordinary income plus 95% of the Company's capital gain net income for the calendar year over cash distributions during the calendar year, as defined. No provision for excise tax was made for fiscal year 1994, as no tax was due.

     In 1993 and 1992, no provision was made in the accompanying consolidated financial statements for income tax liabilities since the Unitholders and General Partners of the Partnership were required to include their respective share of profits and losses in their individual tax returns.

                              ARBOR PROPERTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1994

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents include short-term investments with an original maturity of three months or less.

     Included in the consolidated statements of cash flows are cash payments for interest of $6,859,000, $3,334,000 and $1,986,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

     Other non-cash financing and investing activities are discussed in Note 1.

FAIR VALUE DISCLOSURES

     The carrying value of the Company's collateralized floating rate notes approximates fair value since the interest rate on the notes is reset quarterly. The interest rate cap agreement described in Note 4 entitles the Company to receive from the counterparty (a major insurance company) the amounts, if any, by which the Company's interest payments on $118,000,000 of collateralized floating rate notes exceed 9%. The purchase price paid for the interest rate cap is included in other assets in the accompanying balance sheets and is amortized to interest expense over the term of the agreement. At December 31, 1994, the unamortized value of the cap was $750,000. The fair value of the cap at December 31, 1994 ($2,590,000) was determined by reference to a quote obtained from a nationally recognized investment banking firm.

     The carrying values of the Company's other financial instruments (cash, receivables and payables) approximates the their value because of the short maturity of those instruments

RECLASSIFICATIONS

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

     Percentage rentals amounted to $1,871,000, $2,563,000 and $2,621,000 for the years ended December 31, 1994, 1993, and 1992, respectively. In addition, the tenants pay certain utility charges to the Company and, in most leases, reimburse their proportionate share of real estate taxes and common area expenses.

     The Company leases space to national, regional, and local tenants. Diversity in the tenant mix minimizes exposure to credit risk from geographic concentration. However, regional and local tenants may represent a higher level of credit risk. In certain instances, the Company obtains security deposits to mitigate risk from less creditworthy tenants.

                              ARBOR PROPERTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1994

NOTE 3: LEASING ARRANGEMENTS--(CONTINUED)
     Future minimum rentals under existing leases at December 31, 1994 are as follows:

YEARS ENDING DECEMBER 31,                                                        AMOUNT
--------------------------------------------------------------------------  ----------------
1995......................................................................  $     16,726,000
1996......................................................................        15,893,000
1997......................................................................        15,621,000
1998......................................................................        15,218,000
1999......................................................................        14,799,000
Thereafter................................................................        97,414,000
                                                                            ----------------
                                                                            $    175,671,000
                                                                            ----------------
                                                                            ----------------

THE COMPANY AS LESSEE

     In 1990, the Company entered into a 30-year lease, with three, six-year renewal options, on the Plaza, an adjacent 9-acre site on which there is situated an industrial building that has been renovated and converted into retail shopping space. The Plaza opened for business in September 1991. In addition to specified rents, the Plaza lease requires the Company to pay property taxes, insurance, operating expenses and additional rentals based on a percentage of revenues generated by the operations of the Plaza. No such additional rentals were paid in 1994, 1993 or 1992. In accordance with generally accepted accounting standards, the portion of the lease related to the building is accounted for as a capital lease while the portion related to the land is accounted for as an operating lease.

     The following is a schedule of future minimum lease payments under the lease as of December 31, 1994:

                                                                        CAPITAL        OPERATING
                                                                         LEASE           LEASE
                                                                       COMPONENT       COMPONENT
                                                                     --------------  --------------
1995...............................................................  $      678,000  $      762,000
1996...............................................................         678,000         762,000
1997...............................................................         702,000         788,000
1998...............................................................         707,000         793,000
1999...............................................................         707,000         793,000
Thereafter.........................................................  $   28,047,000  $   31,476,000
                                                                     --------------  --------------
Minimum Lease Payments.............................................  $   31,519,000  $   35,374,000
                                                                                     --------------
                                                                                     --------------
Less Amount Representing Interest..................................     (24,525,000)
                                                                     --------------
Present Value of Minimum Lease Payments............................  $    6,994,000
                                                                     --------------
                                                                     --------------

     For the years ended December 31, 1994, 1993, and 1992, total rental expense under the operating lease portion of this lease was $731,000, $734,000 and $709,000, respectively, all of which represented minimum lease payments.

     As of December 31, 1994, the Company has signed sublease agreements with certain tenants of the Plaza, which agreements generally provide for rentals based on a percentage of tenant sales in addition to base rental. Sublease income of $40,559,000 will be received over the remaining terms of the respective leases. Such income is included in the future minimum rentals table presented above. Sublease income totaled $2,394,000, $2,189,000, and $2,523,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

                              ARBOR PROPERTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1994

NOTE 3: LEASING ARRANGEMENTS--(CONTINUED)

     In January 1993, the Partnership terminated its lease with Pergament Home Improvement Center ('Pergament'), one of the anchor tenants at the Plaza, and entered into a new lease agreement covering Pergament's space and all but one of the Plaza's small store spaces with Kmart Corporation. In connection with the lease termination, the Company paid Pergament $450,000. This cost has been deferred and is amortized over the term of the lease with the Kmart Corporation.

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

     The floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis which commenced on November 12, 1993. The interest rate is subject to reset on such interest payment dates. The initial interest rate, 4.03%, was effective for the period August 19, 1993 to November 11, 1993. On November 12, 1993, the interest rate was reset to 4.28%. On November 12, 1994, the interest rate was reset to 6.59%. The weighted average interest rate for 1994 was 5.29%. The interest rate cap provides that the effective interest rate applicable to the $118,000,000 face value of the notes will not exceed 9% per annum through their maturity date. Should such debt's interest rate rise above 9%, the Company would record amounts receivable from the counter-party as a reduction to interest expense. The Company is exposed to certain losses in the event of non-performance by the counter-party to this agreement. The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by the Green Acres Mall Corp. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from Green Acres Mall Corp. to debt service requirements of the floating rate notes. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at December 31, 1994.

     As part of its comprehensive debt restructuring, the Company also obtained a $3,400,000 unsecured line of credit facility from a bank. The line of credit agreement bears interest at 1% above the bank's prime rate (at December 31, 1994 the bank s prime rate was 8.5%). Effective August 8, 1994, this line of credit was increased to $5,900,000 and will mature in April 1995. Amounts outstanding under this loan as of April 1995 can be repaid in four quarterly installments beginning July 1995. The line of credit agreement also contains certain covenants which, among other matters, limit the amount of the Company's annual dividend to an amount that does not exceed operating cash flow (as defined), and require the Company to maintain a quarterly debt service coverage ratio (as defined). At December 31, 1994 and 1993, the Company had borrowed $4,300,000 and $1,800,000, respectively, under this credit facility. The floating rate notes' mortgage agreement places certain limitations on Green Acres Mall Corp.'s ability to borrow under the line of credit agreement. Subsequent to year end, the Company borrowed an additional $1,600,000 under this credit facility.

                              ARBOR PROPERTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1994

NOTE 4: DEBT FINANCING--(CONTINUED)

     The Partnership had issued the previously outstanding zero coupon mortgage note on August 27, 1986 in connection with its financing of the acquisition of the Property. The zero coupon mortgage note, which was secured by substantially all of the real property comprising Green Acres Mall, had an effective annual interest rate of 10.4% compounded semi-annually.

     The $16,500,000 term loan note retired on August 19, 1993 originated on June 30, 1993 upon the conversion of a matured line of credit. This line of credit, along with predecessor facilities, bore interest at rates ranging from the bank's prime rate to such prime rate plus 1%. In connection with a renewal and the conversion of the line of credit facility to a term loan in 1993, the Company paid fees to the bank of approximately $125,000. Borrowings under these facilities were collateralized by a second mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza.

     The weighted average amounts outstanding under short term borrowings during 1994, 1993 and 1992 were $2,890,000, $9,925,000 and $15,850,000, with corresponding interest rates of 8.2%, 7.4% and 6.7%. The maximum outstanding borrowings during 1994, 1993 and 1992 were $5,150,000 in 1994 and $16,500,000 in
1993 and 1992.

NOTE 5: TRANSACTIONS WITH AFFILIATES

     Prior to the termination of its advisory agreement as discussed below, Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ('Equitable Real Estate'), acted as 'Advisor' to the Partnership. The Advisor made recommendations to the Managing General Partner concerning investments, administration and day-to-day operations. For performing these services, the Advisor received an annual base advisory fee of $250,000 in 1993 and 1992. In 1994, the Advisor earned a base advisory fee of $164,000. The Advisor also received an annual subordinated incentive advisory fee of $1,250,000 which increased in proportion to the amount by which aggregate distributions of operating cash flow to Unitholders exceeded a 10% return on the Unitholders' Adjusted Capital Contributions (as defined in the Partnership Agreement). Payment of this fee was subordinated to a minimum annual distribution equal to a 10% return to Unitholders. Portions of the fee not paid in any year because of such subordination were to be deferred and paid from future operating cash flow on a subordinated basis. For the years ended December 31, 1993, and 1992, the subordinated incentive advisory fee was $1,375,000, and $1,459,000, respectively. In 1994, the Advisor earned an incentive advisory fee of $100,000. In addition, the Advisor earned a fee of $40,000 in 1993 and 1992 related to certain tax reporting services provided to the Company.

     Upon sale of all or any portion of any real estate investment of the Partnership, the Advisor was entitled to receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Partnership). The disposition fee was to be reduced by the amount of any brokerage commissions and legal expenses incurred by the Partnership in connection with such sales. Pursuant to this agreement with the Advisor, the Company paid a $290,000 fee to the Advisor during 1993 relating to service rendered in connection with the acquisition and development of the Bulova Parcel and its ultimate transfer to Home Depot (see Note 6). Such fees paid to the Advisor reduced the amount of the gain recognized from this transaction.

     Pursuant to an agreement with the Advisor to provide services in connection with the refinancing of the Company's debt as described in Note 4, the Advisor was paid a $300,000 fee in 1993.

                              ARBOR PROPERTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1994

NOTE 5: TRANSACTIONS WITH AFFILIATES--(CONTINUED)

     In December 1992, the Partnership entered into an agreement with the Advisor pursuant to which the Advisor provided development services in conjunction with the termination of its lease with Pergament and the procurement of a new lease with Kmart Corporation (see Note 3). The fee for these services was $150,000, which was paid in 1993.

     Pursuant to the merger discussed in Note 1, upon the expiration of a 30 day transition period agreement commenced March 1, 1994, the agreement with the Advisor was terminated.

     The Partnership had entered into a property management agreement with Compass Retail, Inc. ('Compass'), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the merger discussed in Note 1, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property and the Plaza. Compass' compensation was reduced from 4% to 2% of net rental and service income collected from tenants as of March 1, 1994. For the years ended December 31, 1994, 1993 and 1992, management fees earned by Compass were $289,000, $786,000, and $785,000, respectively. In addition, in 1994 Compass earned a fee of $40,000 for certain tax reporting services provided to the Company.

     In 1992, the Partnership agreed to pay interest to both the Advisor and Compass as consideration for their willingness to defer the payment of fees which were otherwise due and payable. The Advisor and Compass deferred such fees as an accommodation to the Partnership in connection with its refinancing effort (see Note 4). For the years ended December 31, 1993 and 1992, the Company recorded interest expense on deferred fees of $249,000 and $223,000 respectively, representing interest rates of 7.31% through April 1, 1993 and 8.5% thereafter applied to the cumulative unpaid fee balances. No interest was payable in 1994 as the fees were paid in 1994.

     In 1994, the Company incurred $144,000 related to a lease for the executive offices with a partnership owned by the managing trustee and president of the Company and his sons. Under the terms of this lease, the Company has an ongoing lease commitments of approximately $11,500 monthly through March 31, 1995.

NOTE 6: DEVELOPMENT ACTIVITIES

     In January 1992, the Company announced plans for a major expansion of the Mall. The Company filed the required zoning and other related applications necessary for the commencement of such expansion. In June 1992, the Company announced its decision to defer the planned expansion of the Mall due to its inability to secure financing for this project. It is uncertain when, or if, the expansion program will be resumed. Accordingly, capitalized costs of $1,439,000 related to the predevelopment phase of the expansion were written-off in 1992.

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

                              ARBOR PROPERTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1994

NOTE 6: DEVELOPMENT ACTIVITIES--(CONTINUED)

     In January 1994, the Company completed the sale to Home Depot of an approximate two acre parking lot tract adjacent to the Bulova Parcel. The proceeds from the sale were $1,500,000, resulting in a 1994 gain on sale of real estate of approximately $839,000.

NOTE 7: INCENTIVE SHARE PLAN

     On January 25, 1994, the Board of Trustees adopted an Incentive Share Plan (the Plan ) which provides for the issuance of up to 1,500,000 Common Shares to outside Trustees, officers and key executives of the Company through options to purchase Common Shares, share appreciation rights, and restricted share grants. Common Share options may be options that are intended to qualify as incentive options under the Internal Revenue Code of 1986, as amended, or options which are not intended to so qualify. The Plan was approved by the shareholders at the annual meeting in November 1994. Options will be granted with an exercise price that approximates the fair value of the Common Shares on the grant date.

     Concurrent with the adoption of this Plan, the Company granted options to purchase 7,500 Common Shares to each of its four eligible Trustees and options to purchase an aggregate of 875,000 Common Shares to certain officers. Certain officers also received in aggregate 5,950 restricted Common Shares. All such options have an exercise price of $10 per Common Share and vest ratably commencing one year from the grant date in equal annual increments over three and five years for the Trustee and officer options, respectively. The restricted shares become unrestricted in equal annual increments over three years commencing one year from the grant date. No options were exercised during 1994. At December 31, 1994, 589,050 Common Shares are available to be awarded under the Plan.

NOTE 8: COMMITMENTS AND CONTINGENCIES

     Pursuant to the terms of the Plaza lease, the Company was required to provide, or cause a third party lender to provide, mortgage financing of $4,800,000 to the lessor.

     In January, 1992, the Company arranged such financing from a third party lender for a term of five years at an interest rate of 10.25%. The Company has an option to extend the financing for an additional five years at a variable rate of interest. This financing replaced an existing mortgage, and is secured by the Plaza property, but is non-recourse to the lessor. The Company is required to make all debt service payments on behalf of the lessor and will receive an annual offset to its minimum rent equal to 12% of the total financing provided to the lessor.

                              ARBOR PROPERTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1994

NOTE 9: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1994 and 1993. Such data includes certain reclassifications to accounts presented in quarterly reports on Form 10-Q in order to conform their presentation to that used in the consolidated statements of operations presented herein.

                                                                   (IN THOUSANDS EXCEPT FOR COMMON SHARE AMOUNTS)
                                                                                   QUARTER ENDED
                                                                 --------------------------------------------------
                                                                  MARCH 31      JUNE 30     SEPT. 30      DEC. 31
                                                                 -----------  -----------  -----------  -----------
1994
Revenues from rental operations................................  $     5,228  $     5,244  $     5,273  $     5,720
Income from rental operations..................................         (267)       3,459        3,531        4,110
Income (loss) before gains on sale of real estate..............       (2,626)         926          822          373
Gain on sale of real estate....................................          839           --           --           --
Net income (loss)..............................................       (1,787)         926          822          373
Income (loss) before gain on sale of real estate per weighted
  average Common Share.........................................  $      (.25) $       .08  $       .07  $       .03
Gain on sale of real estate....................................          .08           --           --           --
                                                                 -----------  -----------  -----------  -----------
Net income (loss) per Share....................................  $      (.17) $       .08  $       .07  $       .03
Weighted average number of shares outstanding..................   10,738,640   11,931,988   11,990,044   12,046,403
1993
Revenues from rental operations................................  $     4,975  $     5,037  $     5,010  $     5,348
Income from rental operations..................................        3,201        3,314        3,022        2,756
Income (loss) before extraordinary loss........................          146          753          622         (371)
Extraordinary loss from early retirement of debt...............           --           --       (6,373)          --
Net income (loss)..............................................          146          753       (5,751)        (371)
Income (loss) before extraordinary loss per Common Share.......          .01          .08          .06         (.04)
Extraordinary loss from early retirement of debt per Common
  Share........................................................           --           --         (.62)          --
Net income (loss) per Common Share.............................  $       .01  $       .08  $      (.56) $      (.04)
Weighted Average number of Shares outstanding..................   10,277,469   10,277,469   10,277,469   10,277,469


     The decrease in net income in the fourth quarter of 1994 in comparison to the second and third quarters of 1994 relates to increased interest expense on the floating rate notes and accruals for management bonuses and other expenses associated with winding down the Partnership.

     In connection with the merger discussed in Note 1, the Company recorded as expense in the fourth quarter of 1993 nonrecurring legal, accounting, and printing costs aggregating $1,250,000 ($.12 per Common Share).

     As discussed in Note 1, the Company recorded a charge of $3,843,000 in the first quarter of 1994 related to the termination of the advisory agreement.

NOTE 10: SUBSEQUENT EVENTS

     On February 14, 1995, the Company announced that it had retained Goldman, Sachs & Co. as its financial advisor to assist in connection with a possibility of a merger of the Company into another REIT, or a sale of the Company's real estate.

--------------------------------------------------------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                               DECEMBER 31, 1994
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                          ADDITIONS
                                               --------------------------------
                                 BALANCE AT      CHARGED TO       CHARGED TO                         BALANCE AT
                                  BEGINNING       COSTS AND          OTHER                             END OF
         DESCRIPTION              OF PERIOD       EXPENSES         ACCOUNTS        DEDUCTIONS(1)       PERIOD
-----------------------------------------------------------------------------------------------------------------
Allowance for doubtful
  accounts:
             1994                 $     723       $     453               --         $     278        $     898
             1993                 $     994       $     424               --         $     695        $     723
             1992                 $     648       $     809               --         $     463        $     994

--------------------------------------------------------------------------------

(1) Write-offs of accounts receivable
--------------------------------------------------------------------------------
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------

                                                          COST
                                                       CAPITALIZED           GROSS AMOUNT
                                                       SUBSEQUENT          AT WHICH CARRIED
                                   INITIAL COST(3)         TO          AT CLOSE OF PERIOD(5)(6)
                                 --------------------  ACQUISITION  -------------------------------
                                             BLDG &    -----------              BLDG &                ACCUM.      DATE OF
DESCRIPTION         ENCUMBRANCE    LAND     IMPROVE.   IMPROVEMENTS   LAND     IMPROVE.     TOTAL     DEPREC.   CONSTRUCTION
----------------------------------------------------------------------------------------------------------------------------
Green Acres Mall     $ 117,914(1) $  27,865 $ 108,895   $  16,413   $  30,295  $ 139,249  $ 169,544  $  25,227        1955(4)
Plaza at Green
 Acres                 117,914(2)        --     6,913         212          --      7,125      7,125        762        1991
                         6,994(2)
Miscellaneous               --           --        --          10          --         10         10         --         N/A
---------------------------------------------------------------------------------------------------------------------------
Totals               $ 124,908    $  27,865 $ 115,808   $  16,635   $  30,295  $ 146,384  $ 176,679  $  25,989
---------------------------------------------------------------------------------------------------------------------------

                                  LIFE ON
                                   WHICH
                                DEPRECIATION
                                     IN
                                    LATEST
                                   INCOME
                                    STMT.
                       DATE          IS
DESCRIPTION          ACQUIRED     COMPUTED
-------------------------------------------
Green Acres Mall       8/27/86    40 yrs.
Plaza at Green
 Acres                 8/13/90   40-48 yrs.

Miscellaneous          Various      N/A
------------------------------------------
Totals
------------------------------------------



(1) Encumbrance is a floating rate note constituting a first lien on the real estate.
(2) The Plaza at Green Acres is a leased asset. Encumbrances constitute a first leasehold mortgage collateralizing the floating rate notes ($117,914) and the obligation under the capitalized lease ($6,994).
(3) Includes $10,175 representing the deemed value of units issued to affiliates of the former owners of Green Acres Mall and the General Partnership interest ($2,075 in Land, $8,100 in Buildings and Improvements).
(4) Original construction was completed in 1955; mall was expanded/renovated in 1982-83 and renovated again in 1990-91.
(5) The aggregate tax basis of the Trust's property is $143,000,000 as of December 31, 1994.
(6) Includes $3,024,000 and $13,347,000 which are included in Land and Building & Improvements as a result of the conversion (See Note 1 to the consolidated December 31, 1994 financial statements.)

   RECONCILIATION OF GROSS CARRYING AMOUNT OF REAL
                       ESTATE:                              RECONCILIATION OF ACCUMULATED DEPRECIATION:
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991                  $ 156,635  Balance, December 31, 1991                  $  15,194
  Improvements and Additions, 1992                980  Depreciation expense, 1992                      3,468
                                            ---------                                              ---------
Balance, December 31, 1992                  $ 157,615  Balance, December 31, 1992                  $  18,662
  Improvements and Additions, 1993          $   2,084  Depreciation expense, 1993                      3,727
  Write-off of fully depreciated assets          (183) Write-off of fully depreciated assets            (183)
                                            ---------                                              ---------
Balance, December 31, 1993                  $ 159,516  Balance, December 31, 1993                  $  22,206
  Improvements and Additions, 1994              1,489  Depreciation expense, 1994                      3,886
  Sale to Home Depot                             (594) Write-off of fully depreciated assets            (103)
                                                                                                   ---------
  Additions relating to conversion to REIT     16,371  Balance, December 31, 1994                  $  25,989
                                                                                                   ---------
                                                                                                   ---------
  Write-off of fully depreciated assets          (103)
                                            ---------
Balance, December 31, 1994                  $ 176,679
                                            ---------
                                            ---------