Form 10-Q
period 1995-03-31
ARBOR PROPERTY TRUST
filed 1995-05-15
CIK 912025

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q
                               ---------
(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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

                                 (610) 941-2933
        ------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

                         Yes _______    No _______

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,136,285 shares as of May 12, 1995.

                              ARBOR PROPERTY TRUST

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1995

                                     INDEX

                                                                                                              Page
                                                                                                            ---------

PART I -- FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994                    3

            Condensed Consolidated Statements of Operations for the three months ended March 31, 1995 and
            March 31, 1994                                                                                      4

            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and
            March 31, 1994                                                                                      5

            Notes to Condensed Consolidated Financial Statements                                                6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations               9

PART II -- OTHER INFORMATION

Items 1 through 6.                                                                                             11

SIGNATURES                                                                                                     12

                              ARBOR PROPERTY TRUST
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1995          1994
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
ASSETS
Investment in property, at cost:
     Land                                                                                $  30,295    $   30,295
     Buildings and improvements                                                            139,542       139,249
     Capitalized lease                                                                       7,125         7,125
     Personal property                                                                       1,173         1,075
     Construction in progress                                                                   52            10
                                                                                        -----------  ------------
                                                                                           178,187       177,754
     Less accumulated depreciation                                                          27,677        26,621
                                                                                        -----------  ------------
                                                                                           150,510       151,133
Tenant security deposits                                                                       321           315
Cash and short-term investments                                                                 --            --
Accounts receivable (net of allowance for doubtful accounts of $633 and $898,
  respectively)                                                                              7,720         7,306
Other assets, net                                                                            5,379         6,068
                                                                                        -----------  ------------
     TOTAL ASSETS                                                                        $ 163,930    $  164,822
                                                                                        ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Collateralized floating rate notes (net of unamortized discounts of $80 and $86,
       respectively)                                                                      $117,920      $117,914
     Distributions payable                                                                   2,124         3,321
     Obligation under capitalized lease                                                      6,998         6,994
     Note payable to bank                                                                    5,900         4,300
     Accounts payable and other liabilities                                                  3,088         3,102
                                                                                        -----------  ------------
                                                                                           136,030       135,631
                                                                                        ===========  ============
Commitments and Contingencies:
Shareholders' Equity:
     Shares of beneficial interest, without par value:
           Authorized: 5,000,000 preferred shares, 45,000,000 common shares, and
             50,000,000 excess shares;
           Issued and outstanding: 12,136,285 and 12,074,774 common shares,
             respectively                                                                  117,739       117,209
     Distributions in excess of accumulated earnings                                       (89,839)      (88,018)
                                                                                        -----------  ------------
                                                                                            27,900        29,191
                                                                                        -----------  ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 163,930    $  164,822
                                                                                        ===========  ============

_______________

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
              (In thousands, except shares and per share amounts)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ----------------------------
                                                                                          1995           1994
                                                                                      -------------  -------------

Revenues from rental operations                                                       $       5,220  $       5,228

Operating expenses, net of tenant reimbursements (including fees to affiliate of $93
  and $170, respectively)                                                                       357            399

Advisory and termination fees paid to Advisor, discontinued March 30, 1994
  (including $3,843 as a result of the termination of the Advisory Agreement in
  1994)                                                                                          --          4,107

Provision for doubtful accounts                                                                   7             61

Depreciation and amortization                                                                 1,084            989
                                                                                      -------------  -------------

Income (loss) from rental operations                                                          3,772           (328)

Interest expense                                                                              2,725          1,792

Other expenses, net of interest income                                                          744            506
                                                                                      -------------  -------------

Income (loss) before gain on sale of real estate                                                303         (2,626)

Gain on sale of real estate                                                                      --            839
                                                                                      -------------  -------------

Net income (loss)                                                                     $         303  $      (1,787)
                                                                                      =============  =============

Income (loss) per weighted average share:

     Income (loss) before gain on sale of real estate                                 $         .03  $        (.25)
                                                                                      -------------  -------------

     Gain on sale of real estate                                                                 --            .08
                                                                                      -------------  -------------
     Net income (loss)                                                                $         .03  $        (.17)
                                                                                      =============  =============
Weighted average number of shares outstanding                                            12,104,846     10,738,640
                                                                                      =============  =============

_______________

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ----------------------------
                                                                                          1995           1994
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                                                   $         303  $      (1,787)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Provision for doubtful accounts                                                              7             61
     Depreciation and amortization                                                            1,084            989
     Amortization of deferred financing costs                                                   304            301
     Amortization of collateralized floating rate notes discount                                  6              6
     Termination of Advisory Agreement                                                                       3,843
     Gain on sale of real estate                                                                 --           (839)
     Changes in assets and liabilities:
        Increase in accrued rent receivable                                                     229            199
        (Increase) decrease in accounts receivable, tenant security deposits and
           other assets                                                                        (295)           210
        Decrease in accounts payable and other liabilities                                      (14)          (998)
                                                                                      -------------  -------------
Net cash provided by operating activities                                                     1,624          1,985
                                                                                      -------------  -------------

Cash flows from investing activities:
  Proceeds from sale of real estate, net                                                         --          1,435
  Additions to buildings and improvements and personal property                                (391)           (10)
  Construction expenditures                                                                     (42)           (68)
                                                                                      -------------  -------------
Net cash (used in) provided by investing activities                                            (433)         1,357
                                                                                      -------------  -------------

Cash flows from financing activities:
  Distributions paid                                                                         (3,321)        (2,826)
  Proceeds from dividend reinvestment                                                           530             --
  Borrowings under bank line of credit                                                        1,600            900
                                                                                      -------------  -------------
Net cash used in financing activities                                                        (1,191)        (1,926)
                                                                                      -------------  -------------

Increase in cash and short-term investments                                                       0          1,416
Cash and short-term investments, beginning of period                                              0            885
                                                                                      -------------  -------------
Cash and short-term investments, end of period                                        $           0  $       2,301
                                                                                      =============  =============

Supplemental disclosure of cash flow information:
     Interest paid                                                                    $       2,092  $       1,329
                                                                                      =============  =============

See Note 1 for disclosure of non-cash investing and financing activities

_______________

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.    MERGER TRANSACTION AND BASIS OF PRESENTATION

           Arbor Property Trust (the 'Trust'), formed on September 8, 1993 as a Delaware business trust, has an indefinite life and intends to elect real estate investment trust ('REIT') status under the Internal Revenue Code of 1986, as amended, with the filing of its Federal Income Tax return for the year ended December 31, 1994. On February 28, 1994, EQK Green Acres, L.P. (the 'Partnership') merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the Merger). Prior to February 28, 1994, the Trust did not have significant operations. The Trust and the Partnership are interchangeably referred to herein as the 'Company'.

           The Partnership had been formed, pursuant to an Agreement of Limited Partnership dated as of June 30, 1986 (and amended and restated as of August 27, 1986), to acquire and operate Green Acres Mall (the 'Property' or the 'Mall'), a regional shopping mall located in Nassau County, Long Island, New York. In 1991, the Partnership completed the conversion of a leased industrial building, located adjacent to the Property, into a convenience shopping center known as the Plaza at Green Acres (the 'Plaza').

           Pursuant to the Merger, Unitholders of the Partnership received 10,172,639 Common Shares of Beneficial Interest of the Trust (the 'Common Shares') on account of their 98.98% percentage interest in the Partnership; the General Partners of the Partnership received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the Special General Partner of the Partnership received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement (the "Advisory Agreement") (see
           Note 3), Equitable Realty Portfolio Management, Inc. (the 'Advisor') received 308,933 Common Shares on March 30, 1994.

           The issuance of 10,277,469 Common Shares to the Unitholders and the General Partners on account of their respective percentage interests in the Partnership represents a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Partnership and the Trust have been combined at historical cost retroactive to January 1, 1994. The issuance of these Common Shares has been reflected as of this date at the amount of the Unitholders' and General Partners' original contributions to the Partnership.

           The issuance of Common Shares to the Special General Partner on account of its residual interest in the Partnership and to the Advisor are reflected in the Company's condensed consolidated financial statements as of March 31, 1994. The issuance of Common Shares to the Special General Partner increased the Company's carrying value of land, and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the value of the Special General Partner's residual interest in accordance with the allocation methodology utilized by the Partnership in connection with the Merger. Annual depreciation expense has increased by approximately $342,000 as a result of the increase in the basis of the Mall. The issuance of Common Shares to the Advisor was reflected as a charge to earnings during the first quarter of 1994 in the amount of $3,843,000.

NOTE 2.    BASIS OF PRESENTATION

           The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

           The condensed consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, Green Acres Mall Corp. All significant intercompany transactions and balances have been eliminated.

           In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of March 31, 1995, its results of condensed consolidated operations for the three months ended March 31, 1995 and 1994 and its condensed consolidated cash flows for the three months ended March 31, 1995 and 1994, have been included in the accompanying unaudited condensed consolidated financial statements.

           Net income per share for the three months ended March 31, 1995 and 1994 have been computed on the basis of the 12,104,846 and 10,738,640 weighted average shares outstanding during the respective periods.

           Certain reclassifications have been made to the prior years condensed consolidated financial statements in order to conform their presentation to that used in the current year.

NOTE 3.    ADVISORY AND MANAGEMENT AGREEMENTS

           Prior to the termination of its Advisory Agreement as previously discussed, Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ('Equitable Real Estate'), acted as 'Advisor' to the Company. Fees of $100,000 were paid to the Advisor in the three months ended March 31, 1994.

           Pursuant to the Merger discussed in Note 1, on March 30, 1994, upon the expiration of a 30 day transition period, the Advisory Agreement was terminated.

           The Company had entered into a property management agreement with Compass Retail, Inc. ('Compass'), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger discussed in Note 1, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operation of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. For the three months ended March 31, 1995 and 1994 management fees earned by Compass were $93,000 and $170,000, respectively.

NOTE 4.    DISTRIBUTIONS

           On February 15, 1995, the Trust made a distribution of $.275 per Common Share to its Shareholders. In addition, a distribution in the amount of $.175 per share has been declared for payment on May 15, 1995, to the shareholders of record on March 31, 1995.

NOTE 5.    DEBT REFINANCING

           The floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising the Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, payable on a quarterly basis commencing November 12, 1993. The interest rate is subject to reset on such interest payment dates. The initial interest rate, 4.03%, was effective for the period August 19, 1993 to November 11, 1993. The interest rate at December 31, 1994 was 6.59% and was reset to 7.03% on February 12, 1995. On February 12, 1994, the interest rate was reset to 4.34%. The weighted average interest rate for the three month periods ended March 31, 1995 and 1994 was 6.82% and 4.31%, respectively. An interest rate cap, acquired in 1993 in connection with a refinancing of the notes on August 19, 1993 provides that the effective interest rate applicable to the $118,000,000 face value of the notes will not exceed 9% per annum through their maturity date. Should such debt's interest rate rise above 9%, the Company would record amounts receivable from the counter-party as a reduction to interest expense. The Company is exposed to certain losses in the event of non-performance by the counter-party to this agreement. The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by Green Acres Mall Corp.. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from Green Acres Mall Corp. to debt service requirements of the floating rate notes. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at March 31, 1995.

           As part of its comprehensive debt restructuring, the Company also obtained a $3,400,000 unsecured line of credit facility from a bank. The line of credit agreement bears interest at 1% above the bank's prime rate and was due to mature in April 1995, unless extended. Effective August 8, 1994 this line of credit was increased to $5,900,000 and its maturity extended to April 1995. In April 1995, this line of credit was modified to allow the Company to elect an interest rate of prime plus 1% or Euro-rate plus 2.5% and increase the amount available to $6,900,000 and extend the maturity to December 31, 1995. Beginning January 1, 1996, $3,000,000 of the outstanding balance of the line of credit at maturity is due in seven equal installments. The remaining balance is due at the December 31, 1995 maturity date unless the Company elects to extend the maturity until July 31, 1996. The line of credit agreement also contains certain covenants which, among other matters, limit the amount of the Company's annual dividend to an amount that does not exceed operating cash flow (as defined), and require the Company to maintain a quarterly debt service coverage ratio (as defined). At March 31, 1995, the Company had borrowed $5,900,000 under this credit facility. Subsequent to March 31, 1995, the Company paid down $1,750,000 under this credit facility.

NOTE 6.    SALE OF PROPERTY

           In January 1994, the Company completed the sale to Home Depot of an approximate two acre parking lot adjacent to the property and received the final installment of $1,500,000, and recognized an additional gain on sale of $839,000, bringing the gain on the transactions with Home Depot to $1,279,000. Home Depot opened for business in May 1994.

                              ARBOR PROPERTY TRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Recent Developments

On February 14, 1995, the Company announced that it had retained Goldman Sachs & Co. in connection with a possible merger of the Company into another REIT or a sale of the company's real estate. Subsequently, leadership of the majority in the New York State Senate submitted a bill to repeal the New York State Real Property Gains Tax which, in its present state, would burden the merger of the Company or sale of its real estate by approximately $1.20 per share. On May 2, 1995, the Company announced that it postponed consideration of a merger or sale pending resolution of the possible repeal of the Gains Tax.

On March 21, 1995, the Company announced a reduction in its quarterly dividend from $.275 to $.175 per Common Share, establishing an annual dividend rate of $.70 per Common Share. In its announcement of the dividend reduction, the Company noted that the new dividend represents 90% of projected funds available for distribution for the period April 1, 1995 through December 31, 1996. That estimate was based upon (i) continuation of the current interest rate on the Company's collateralized floating rate notes; (ii) currently projected net income from operation of the Green Acres Mall complex; (iii) estimated overhead expenses for the Company; and (iv) projected capital expenditures.

Cash Flows from Operating, Investing, and Financing Activities

Cash flows from operating activities for the three month period ended March 31, 1995 and 1994 were $1,624,000 and $1,985,000, respectively. This decrease is primarily a result of higher interest payments of $933,000 in 1995 as compared to 1994 due to the increase in the interest rate on the floating rate notes. The impact of the higher interest payments in 1995 was partially offset by the significant decrease in accounts payable in the first quarter of 1994 as a result of the repayment of amounts due to certain affiliates for management and advisory fees.

Cash flows from investing activities decreased by $1,790,000 for the three month period ended March 31, 1995 compared to the same period in 1994, primarily due to the receipt in the first quarter of 1994 of proceeds from the completion of the sale of approximately two acres in 1994 to Home Depot and increased capital expenditures in the first quarter of 1995 as compared to the same period in the prior year.

Cash flows used in financing activities were $1,191,000 and $1,926,000 for the three month period ended March 31, 1995 and 1994, respectively. Distributions paid by the Company in 1995 increased $495,000 as a result of the Common Shares that were issued in respect of the Special General Partner's residual interest in the Partnership and the termination of the Advisory Agreement. Pursuant to contractual obligations entered into in connection with the Merger, the dividends on these shares were reinvested in the Company through a distribution reinvestment plan in newly issued Common Shares. The total amount of proceeds from all dividend reinvestments was $530,000 in 1995.

Debt Financing

In April 1995, the Company's revolving credit facility was modified and extended as follows: the maximum amount available was increased to $6.9 million, the maturity was extended to December 31, 1995, with amortization thereafter, and an optional interest feature of Euro-Rate plus 2.5% was added.

Dividends

On March 21, 1995, the Company announced a new quarterly dividend rate of $.175 per Common Share, representing an annual dividend rate of $.70 per Common Share. The reduction in the dividend rate was primarily attributable to the sharp rise in interest on the Company's collateralized floating rate notes. Between August 1993 and February 1995, the interest rate on these floating rate notes rose 300 basis points and the Trustees were concerned about possible further increases and the adverse impact on the Company's share pricing if another dividend rate reduction would become necessary. For that reason, the new dividend rate was set at approximately 90% of funds available for distribution projected from April 1, 1995 through December 31, 1996.

                              ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1995, the Company reported net income of $303,000, or $.03 per weighted average Common Share, compared with a net loss of $1,787,000, or $.17 per weighted average Common Share, for the comparable period in 1994. The 1994 results were impacted by the termination of the Advisory Agreement which resulted in the issuance of 308,933 Common Shares to the Advisor. The issuance of these Common Shares was reflected as a charge to earnings of $3,843,000 during the first quarter of 1994. This charge was partially offset by the gain on the sale to Home Depot of the approximate two acre parking lot. The final installment on the sale was $1,500,000, and the gain realized amounted to $839,000.

For the first three months of 1995, revenues from rental operations were equivalent to the comparable period in 1994. However, base rents for the quarter increased 3.5% over the comparable period in 1994. This increase was offset by lower estimates of percentage rents in 1995 as compared to the first quarter of 1994. The first quarter of 1994 included higher estimates of percentage rent than were realized later in 1994, as certain leases were revised as a result of the remerchandising program.

Net operating expenses decreased for the three months ended March 31, 1995 to $357,000 from $399,000 as compared to the same period in 1994. This $42,000 decrease in 1995 is primarily attributable to the decline in management fees as described in Note 3.

Interest expense increased in the first quarter of 1995 compared to the comparable period in 1994. The floating rate notes had a weighted average interest rate during the first quarter of 1995 of 6.82% as compared to 4.31% for the first quarter of 1994. The notes have a floating interest rate equal to 78 basis points in excess of three month LIBOR. The interest rate on this debt, which is subject to a quarterly reset, was 6.84% at May 10, 1995.

Liquidity and Capital Resources

The Company's cash position fluctuates considerably during the course of the year, particularly as a consequence of the periodic large expenditures for quarterly real estate taxes, quarterly interest payments and quarterly dividend distributions, all of which occur during the months of February, May, August and November. To accommodate such peak cash requirements, the Company has a revolving credit facility with a maximum of $6.9 million available. As of May 10, 1995, the outstanding balance on this facility was $4,150,000.

Effective with the dividend payable May 15, 1995, none of the shares issued in connection with the termination of the Advisory Agreement and the Merger, which converted the Company to a real estate investment trust, would be required to participate in the Company's dividend reinvestment plan. Consequently, the Company will be required to make cash dividend payments for all of its outstanding shares.

Primarily due to the sharp rise in interest rates on the floating rate notes, and in light of the increased number of Common Shares that would participate in cash dividends, the Trustees reduced the Company's quarterly dividend rate to $.175 per Common Share, an annual dividend rate of $.70 per Common Share. Management anticipates that funds from operations will be adequate to provide for such dividend distributions.

                              ARBOR PROPERTY TRUST

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

                       None.

Item 2.    Changes in Securities.

                       None.

Item 3.    Defaults upon Senior Securities.

                       None.

Item 4.    Submission of Matters to a Vote of Security Holders.

                       None

Item 5.    Other Information.

                       None.

Item 6.    Exhibits and Reports on Form 8-K

                       (a) Exhibits: Exhibit 27 Financial Data Schedule.

                       (b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1995

                                          ARBOR PROPERTY TRUST

                                          By: __________________________________
                                              Myles H. Tanenbaum
                                              Managing Trustee and President
                                              (Principal Executive and
                                              Financial Officer)

                                          By: __________________________________
                                              Dennis J. Harkins
                                              Treasurer and Controller