Form 10-Q
period 1995-06-30
ARBOR PROPERTY TRUST
filed 1995-08-10
CIK 912025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[    ]            SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________to_________

                          Commission File No. 1-12412
             ------------------------------------------------------

                              ARBOR PROPERTY TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                    Delaware                         23-2740383
             ------------------------------------------------------
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)

             Suite 800, One Tower Bridge, W. Conshohocken, PA 19428
             ------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (610) 941-2933
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

             ------------------------------------------------------
            (Former name of registrant if changed since last report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,154,653 shares as of August 12, 1995.

                              ARBOR PROPERTY TRUST

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1995

                                     INDEX


                                                                                                              Page
                                                                                                              ----
      PART I - FINANCIAL INFORMATION

      Item 1.         Condensed Consolidated Balance Sheets as of June 30, 1995
                      and December 31, 1994                                                                      3

                      Condensed Consolidated Statements of Operations for the three and
                      six month periods ended June 30, 1995 and June 30, 1994                                    4

                      Condensed Consolidated Statements of Cash Flows for the
                      six months ended June 30, 1995 and June 30, 1994                                           5

                      Notes to Condensed Consolidated Financial Statements                                       6

      Item 2.         Management's Discussion and Analysis
                      of Financial Condition and Results of Operations                                           9

      PART II - OTHER INFORMATION

      Items 1 through 6.                                                                                        11

      SIGNATURES                                                                                                12

      EXHIBITS                                                                                                  13

                              ARBOR PROPERTY TRUST

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             June 30,     December 31,
                                                               1995          1994
                                                           -----------    -----------
                                                           (Unaudited)

                                     ASSETS
Investment in property, at cost:
  Land                                                       $ 30,295       $ 30,295
  Buildings and improvements                                  139,743        139,249
  Capitalized lease                                             7,125          7,125
  Personal property                                             1,172          1,075
  Construction in progress                                         55             10
                                                           -----------    -----------
                                                              178,390        177,754
  Less accumulated depreciation                                28,740         26,621
                                                           -----------    -----------
                                                              149,650        151,133

Tenant security deposits                                          332            315
Cash and short-term investments                                     -              -
Accounts receivable (net of allowance for doubtful
  accounts of $539 and $898, respectively)                      7,414          7,306
Other assets, net                                               5,484          6,068
                                                           -----------    -----------

  TOTAL ASSETS                                               $162,880       $164,822
                                                           ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Collateralized floating rate notes (net
    of unamortized discounts of $74 and $86,
    respectively)                                            $117,926       $117,914
  Distributions payable                                         2,127          3,321
  Obligation under capitalized lease                            7,001          6,994
  Note payable to bank                                          5,900          4,300
  Accounts payable and other liabilities                        3,089          3,102
                                                           -----------    -----------

                                                              136,043        135,631
                                                           -----------    -----------
Commitments and Contingencies:
Shareholders' Equity:
  Shares of beneficial interest, without par value:
    Authorized: 5,000,000 preferred shares,
      45,000,000 common shares, and 50,000,000
      excess shares;
    Issued and outstanding: 12,154,652 and 12,074,774
      common shares, respectively                             117,885        117,209
Distributions in excess of accumulated earnings               (91,048)       (88,018)
                                                           -----------    -----------
                                                               26,837         29,191
                                                           -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $162,880       $164,822
                                                           ===========    ===========


---------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
              (In thousands, except shares and per share amounts)

                                                                 Three months ended                Six months ended
                                                                       June 30,                        June 30,
                                                               -----------------------          ------------------------
                                                                1995             1994             1995             1994
                                                               ------           ------          -------          -------

Revenues from rental operations                                $5,727           $5,244          $10,947          $10,472

Operating expenses, net of tenant reimbursements
  (including fees to affiliate of $95 and $108 for the
  three months, and $188 and $278 for the six months,
  ending June 30, 1995 and 1994, respectively)                    466              666              824            1,065

Advisory and termination fees paid to
  Advisor, discontinued 3/30/94 (including
  $3,843 as a result of the termination of
  the Advisory Agreement in 1994)                                   -                -                -            4,107

Provisions for doubtful accounts                                    3               12               10               73

Depreciation and amortization                                   1,092            1,046            2,176            2,035
                                                               ------           ------          -------          -------

Income from rental operations                                   4,166            3,520            7,937            3,192

Interest expense (includes amortization)                        2,597            2,007            5,322            3,799

Other expenses, net of interest income                            631              587            1,375            1,093
                                                               ------           ------          -------          -------

Income (loss) before gain on sale of
  real estate                                                     938              926            1,240           (1,700)

Gain on sale of real estate                                         -                -                -              839
                                                               ------           ------          -------          -------

Net income (loss)                                                $938             $926           $1,240          $  (861)
                                                               ======           ======          =======          =======

Income (loss) per weighted average share:

Income (loss) before gain on sale
  of real estate                                                 $.08             $.08             $.10            $(.15)

Gain on sale of real estate                                         -                -                -              .07
                                                               ------           ------          -------          -------

Net income (loss)                                                $.08             $.08             $.10            $(.08)
                                                               ======           ======          =======          =======

Weighted average number
  of shares outstanding                                    12,145,570       11,931,988       12,125,320       11,338,611
                                                           ==========       ==========       ==========       ==========

---------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                                            Six months ended
                                                                                                                 June 30,
                                                                                                          --------------------
                                                                                                            1995         1994
                                                                                                          -------      -------
Cash flows from operating activities:
  Net income (loss)                                                                                       $ 1,240      $  (861)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Gain on sale of real estate                                                                               -         (839)
      Depreciation and amortization                                                                         2,176        2,035
      Amortization of deferred financing costs                                                                596          598
      Amortization of floating rate notes discount                                                             12           11
     Termination of advisor agreement                                                                           -        3,843
     Changes in assets and liabilities:
      Increase in accrued rent receivable                                                                    (473)        (342)
      Decrease in accounts receivable
        and other assets                                                                                      267        1,079
      Decrease in accounts payable
        and other liabilities                                                                                 (13)      (1,487)
                                                                                                          -------      -------
Net cash provided by operating activities                                                                   3,805        4,037
                                                                                                          -------      -------

Cash flows from investing activities:
  Proceeds from sale of real estate, net                                                                        -        1,435
  Additions to buildings and improvements
    and personal property, net                                                                               (591)        (279)
  Construction expenditures                                                                                   (45)        (218)
                                                                                                          -------      -------
Net cash provided by (used in) investing activities                                                          (636)         938
                                                                                                          -------      -------

Cash flows from financing activities:
  Distributions paid                                                                                       (5,445)      (6,102)
  Proceeds from dividend reinvestment                                                                         676          448
  Borrowing under bank line of credit                                                                       1,600          350
                                                                                                          -------      -------
Net cash used in financing activities                                                                      (3,169)      (5,304)
                                                                                                          -------      -------

Decrease in cash and
  short-term investments                                                                                        0         (329)
Cash and short-term investments,
  beginning of period                                                                                           0          885
                                                                                                          -------      -------
Cash and short-term investments,
  end of period                                                                                                 0      $   556
                                                                                                          =======      =======
Supplemental disclosure of cash
  flow information:
    Interest paid                                                                                          $4,301       $2,637
                                                                                                          =======      =======
See Note 1 for disclosure of non-cash investing
and financing activities


---------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND MERGER TRANSACTION

     Arbor Property Trust (the "Trust"), formed on September 8, 1993 as a Delaware business trust, has an indefinite life and intends to elect real estate investment trust ("REIT") status under the Internal Revenue Code of 1986, as amended, upon the filing of its Federal Income Tax Return for the year ended December 31, 1994. On February 28, 1994, EQK Green Acres, L.P. (the "Partnership") merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the "Merger"). Prior to February 28, 1994, the Trust did not have significant operations. The Trust and the Partnership are interchangeably referred to herein as the "Company".

     The Partnership had been formed pursuant to an Agreement of Limited Partnership dated as of June 30, 1986 (and amended and restated as of August 27, 1986) to acquire and operate Green Acres Mall (the "Property" or the "Mall"), a regional shopping mall located in Nassau County, Long Island, New York. In 1991, the Partnership completed the conversion of a leased industrial building, located adjacent to the Property, into a convenience shopping center known as the Plaza at Green Acres (the "Plaza").

     Pursuant to the Merger, Unitholders of the Partnership received 10,172,639 Common Shares of Beneficial Interest of the Trust (the "Common Shares") on account of their 98.98% percentage interest in the Partnership; the General Partners of the Partnership received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the Special General Partner of the Partnership received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement (the "Advisory Agreement"), Equitable Realty Portfolio Management, Inc. (the "Advisor") received 308,933 Common Shares on March 30, 1994 (see Note 3).

     The issuance of 10,277,469 Common Shares to the Unitholders and the General Partners on account of their respective percentage interests in the Partnership represented a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Partnership and the Trust have been combined at historical cost retroactive to January 1, 1994. The issuance of these Common Shares has been reflected as of this date at an amount that equals the Unitholders' and General Partners' original contributions to the Partnership.

     The issuances of Common Shares to the Special General Partner and the Advisor have been reflected in the Company's condensed consolidated financial statements as of March 31, 1994. The issuance of Common Shares to the Special General Partner has increased the Company's carrying value of land and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the value of the Special General Partner's residual interest in the Partnership in connection with the Merger. Annual depreciation expense has increased by approximately $342,000 as a result of the increase in the basis of the Mall. The issuance of Common Shares to the Advisor was reflected as a charge to earnings during the first quarter of 1994 in the amount of $3,843,000.

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

     In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of June 30, 1995, its results of condensed consolidated operations for the three and six month periods ended June 30, 1995 and 1994 and its condensed consolidated cash flows for the six months ended June 30, 1995 and 1994, have been included in the accompanying unaudited condensed consolidated financial statements.

     Net income per share for the six month periods ended June 30, 1995 and 1994 has been computed on the basis of the 12,125,320 and 11,338,611 weighted average shares outstanding during the respective periods. Net income per share for the three month periods ended June 30, 1995 and 1994 has been computed using 12,145,570 and 11,931,988 weighted average shares, respectively.

     Certain reclassifications have been made to the prior years' condensed consolidated financial statements in order to conform their presentation to that used in the current year.

NOTE 3. ADVISORY AND MANAGEMENT AGREEMENTS

     Prior to the termination of its Advisory Agreement as previously discussed, Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), acted as "Advisor" to the Company. Fees of $100,000 were paid to the Advisor in 1994.

     Pursuant to the Merger discussed in Note 1, on March 30, 1994, upon the expiration of a 30 day transition period, the agreement with the Advisor was terminated.

     The Company had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger discussed in Note 1, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. For the six months ended June 30, 1995 and 1994, management fees earned by Compass were $188,000 and $278,000, respectively. The amount of such fees for the three months ended June 30, 1995 and 1994 were $95,000 and $108,000, respectively.

NOTE 4. DISTRIBUTIONS

     On May 15, 1995, the Trust made a distribution of $.175 per Share (an aggregate of $2,124,000) to its Shareholders. In the second quarter, distributions totaling $146,000 were reinvested pursuant to the Company's Dividend Reinvestment Plan and 18,368 shares were issued under this plan. In addition, a distribution in the amount of $.175 per share has been declared for payment on August 15, 1995 to the shareholders of record on June 30, 1995.

NOTE 5. DEBT REFINANCING

     The floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis from November 12, 1993. The interest rate is subject to reset on such interest payment dates. The initial interest rate, 4.03%, was effective for the period August 19, 1993 to November 11, 1993. The interest rate at December 31, 1994 was 6.59% and was reset to 7.03% on February 12, 1995 and 6.84% on May 12, 1995. The average rate for the six months ended June 30, 1995 and 1994 was 6.87% and 4.67%, respectively. The average interest rate for the three months ending June 30, 1995 and 1994 was 6.84% and 5.03%, respectively. In connection with the refinancing of the Company's outstanding debt obligations in August 1993, the Company acquired an interest rate cap which provides that the effective interest rate applicable to the $118,000,000 face value of the notes will not exceed 9% per annum through their maturity date. Should such debt's interest rate rise above 9%, the Company would record amounts receivable from the counter-party as a reduction to interest expense. In May 1995, the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the floating rate notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. This agreement fixed the rate for a period of one year and eliminated the risk of increases in the LIBOR rate. The Company is exposed to certain losses in the event of non-performance by the counter-party to the interest rate cap and the interest rate swap. The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by the owner of Green Acres Mall, namely, Green Acres Mall Corp., a wholly owned subsidiary of the Company. Those agreements also contain certain other covenants which, among other matters, prioritize the payment of debt service on the floating rate notes in relation to distributions from Green Acres Mall Corp. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at June 30, 1995.

     As part of its comprehensive debt restructuring in 1993, the Company also obtained a $3,400,000 unsecured line of credit facility from a bank. Effective August 8, 1994 this line of credit was increased to $5,900,000 and its maturity extended to April 1995. In April 1995, this line of credit was modified to allow the Company to elect an interest rate of prime plus 1% or Euro-rate plus 2.5% and increase the amount available to $6,900,000 and extend the maturity to December 31, 1995. Beginning January 1, 1996, $3,000,000 of the outstanding balance of the line of credit at maturity is due in seven equal installments. The remaining balance is due at the December 31, 1995 maturity date unless the Company elects to extend the maturity until July 31, 1996. The line of credit agreement also contains certain covenants which, among other matters, limit the amount of the Company's annual dividend to an amount that does not exceed operating cash flow (as defined), and require the Company to maintain a quarterly debt service coverage ratio (as defined). At June 30, 1995, the Company had borrowed $5,900,000 under this credit facility. Subsequent to June 30, 1995, the Company paid down $2,400,000 under this credit facility.

NOTE 6. SALE OF PROPERTY

     In January 1994, the Company completed the sale to Home Depot of an approximate two acre parking lot adjacent to the Property and received the final installment of $1,500,000, and recognized an additional gain on sale of $839,000, bringing the total gain on the transactions with Home Depot to $1,279,000. Home Depot opened for business in May 1994.

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

Cash Flows from Operating, Investing, and Financing Activities

     Cash flows from operating activities for the six months ended June 30, 1995 and 1994 were $3,805,000 and $4,037,000, respectively. This decrease is primarily a result of a higher interest expense of $1,523,000 in 1995 as compared to 1994 due to increase in the interest rate on the floating rate notes. The increase in interest expense in 1995 was partially offset by the decrease in payments to certain affiliates for management and advisory fees. Additionally, revenue from rental operations increased $475,000 as a result of the remerchandising program which the Mall commenced in 1992, the purpose of which was to improve the tenant mix while increasing base rent.

     Cash flows from investing activities decreased by $1,574,000 for the six month period ended June 30, 1995 compared to the same period in 1994, primarily due to a non-recurrent receipt in the first quarter of 1994 of proceeds from the completion of the sale of approximately two acres to Home Depot and a modest increased capital expenditures in 1995 as compared to the same period in 1994.

     Cash flows used in financing activities were $3,169,000 and $5,304,000 for the six month periods ended June 30, 1995 and 1994, respectively. Distributions paid by the Company in 1995 decreased by $657,000 as a result of the reduction in the quarterly dividend rate to $.175 per Common Share from $.275 per Common Share and an increase in proceeds from dividend reinvestment of $228,000. This activity was supplemented by an increase in borrowings of $1,600,000 from the existing credit line. For the period May 1994 through February 1995, the dividends from the Common Shares which were issued in respect of the Special General Partner's residual interest in the Partnership and the termination of the Advisory Agreement were obligated to be reinvested in the Company through a dividend reinvestment plan in newly issued Common Shares. The Company cannot calculate the number of Common Shares that will participate in the dividend reinvestment program in the future. After February 1995, no shareholders were obligated to participate in the dividend reinvestment program.

                              ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Comparison of the Six Month and Three Month Periods
Ended June 30, 1995 and 1994

     For the six month period ended June 30, 1995, the Company reported net income of $1,240,000 or $.10 per weighted average Common Share, compared with a net loss of $861,000 or $.08 per weighted average Common Share for the comparable period in 1994. For the three months ended June 30, 1995, net income was $938,000 or $.08 per weighted average Common Share, compared to net income of $926,000 or $.08 loss per weighted average Common Share, for the second quarter in 1994. The 1994 results were impacted by the termination of the Advisory Agreement which resulted in the issuance of 308,933 Common Shares to the Advisor. The issuance of these Common Shares was reflected as a charge to earnings of $3,843,000 during the first quarter of 1994. This charge was partially offset by the gain on the sale to Home Depot of an approximate two acre parking lot. The final payment relating to the sale was $1,500,000, and the gain realized amounted to $839,000.

     For the six and three month periods ended June 30, 1995, revenues from rental operations were $475,000 or 5% and $483,000 or 9%, higher than the comparable periods in 1994. This increase is a direct result of the remerchandising program the Mall commenced in 1992. The significant amount of lease rollovers in 1993 and 1994 enabled management to develop a remerchandising plan aimed at achieving an improved tenant mix while increasing base rents.

     Net operating expenses decreased $241,000 and $200,000 for the six and three month periods ended June 30, 1995, respectively, as compared to the same period in 1994. This decrease is attributable to a reduction in management fees as described in Note 3 and a reduction in nonreimbursable repairs and maintenance expenses that were a result of the severe weather in 1994.

     Interest expense increased in the second quarter of 1995 compared with the comparable period in 1994. The floating rate notes had a weighted average interest rate during the second quarter of 1995 of 6.86% as compared to 4.67% for the second quarter of 1994. The notes have a floating interest rate equal to 78 basis points in excess of three-month LIBOR.

Liquidity and Capital Resources

     The Company's commitment to an annual dividend rate of $.70 per Common Share, and the general concern that interest rates could continue to rise, lead to the Company fixing the interest rate at an all-in cost of 6.87% for a period ending August 11, 1996. With the stabilization of the interest rate, as well as the anticipated improvement in the operating performance resulting from the remerchandising program, the Company anticipates more than adequate funds from operations to support such dividend distributions.

     The Company's cash position fluctuates considerably during the course of the year, particularly as a consequence of the periodic expenditures for quarterly real estate taxes, quarterly interest payments and quarterly dividend distributions, all of which occur during the months of February, May, August and November. To accommodate such peak cash requirements, the Company has a revolving credit facility with a maximum of $6.9 million available. As of August 10, 1995, the outstanding balance on this facility was $3,500,000. Management believes the revolving credit facility is adequate to provide the Company with its working capital needs.

     Although the Company has been previously unable to expand its portfolio, and has reduced overhead accordingly, it is currently studying the feasibility of acquiring and redeveloping, as well as financing, another shopping center.

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

Item 3.  Defaults upon Senior Securities.
              None.

Item 4.  Submission of Matters to a Vote of Security Holders.
              None.

Item 5.  Other Information.
              None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10(ab) - Confirmation of Swap Transaction by and between Arbor Property Trust and Goldman Sachs Capital Markets, L.P., dated as of May 23, 1995.

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K:
                   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1995                 ARBOR PROPERTY TRUST

                                       By: /s/ Myles H. Tanenbaum
                                           ------------------------------------
                                           Myles H. Tanenbaum
                                           President
                                           (Principal Executive and
                                           Financial Officer)

                                       By: /s/ Dennis J. Harkins
                                           ------------------------------------
                                           Dennis J. Harkins
                                           Treasurer and Controller

                                 Exhibit Index

10.(ab) Confirmation of Swap Transaction by and between Arbor Property Trust and Goldman Sachs Capital Markets, L.P., dated as of May 23, 1995