Form 10-Q
period 1995-09-30
ARBOR PROPERTY TRUST
filed 1995-11-14
CIK 912025

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[    ]         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________to_________

                          Commission File No. 1-12412

                              ARBOR PROPERTY TRUST
             (Exact name of Registrant as specified in its Charter)

          Delaware                                         23-2740383
(State or other jurisdiction  of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 Suite800, One Tower Bridge, W. Conshohocken, PA        19428
(Address of principal executive offices)               (Zip code)

                                 (610) 941-2933
              (Registrant's telephone number, including area code)


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

Yes                         X             No  _______

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _______ No _______

APPLI                 CABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,159,134 shares as of November 10, 1995.






                             ARBOR PROPERTY TRUST


                        QUARTERLY REPORT ON FORM 10-Q
                     FOR QUARTER ENDED SEPTEMBER 30, 1995


                                    INDEX


                                                                          Page

   PART I - FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Balance Sheets as of September 30, 1995
            and December 31, 1994                                              3

            Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1995 and September 30, 1994 4

            Condensed Consolidated Statements of Cash Flows for the
            nine month periods
            ended September 30, 1995 and September 30, 1994                    5

            Notes to Condensed Consolidated Financial Statements               6

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                      9


   PART II - OTHER INFORMATION

   Items 1 through 6.                                                         11

   SIGNATURES                                                                 12


   EXHIBITS                                                                   13

                             ARBOR PROPERTY TRUST

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                                           September 30,  December 31,
                                              1995            1994
                                                     (Unaudited)

                                    ASSETS
Investment in property, at cost:
   Land                                       $  30,295     $ 30,295
   Buildings and improvements                   139,842      139,249
   Capitalized lease                              7,125        7,125
   Personal property                              1,172        1,075
   Construction in progress                          56           10
                                                178,490      177,754
   Less accumulated depreciation                 29,809       26,621
                                                148,681      151,133

Tenant security deposits                            317          315
Cash and short-term investments                       -            -
Accounts receivable (net of allowance for doubtful
   accounts of $597 and $898, respectively)       7,993        7,306
Other assets, net                                 4,955        6,068

     TOTAL ASSETS                              $161,946     $164,822


                     LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
   Collateralized floating rate notes (net
     of unamortized discounts of $68 and $86,
     respectively)                             $117,932     $117,914
   Distributions payable                          2,127        3,321
   Obligation under capitalized lease             7,005        6,994
   Note payable to bank                           5,650        4,300
   Accounts payable and other liabilities         3,746        3,102

                                                136,460      135,631
Commitments and Contingencies:
Shareholders' Equity:
   Shares of beneficial interest, without par value:
      Authorized: 5,000,000 preferred shares,
        45,000,000 common shares, and 50,000,000
        excess shares;
      Issued and outstanding: 12,159,134 and
       12,074,774 common shares, respectively   117,896      117,209
   Distributions in excess of accumulated
           earnings                             (92,410)     (88,018)
                                                 25,486       29,191
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $161,946     $164,822



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ARBOR PROPERTY TRUST

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
             (In thousands, except shares and per share amounts)


                                                      Three months ended               Nine months ended
                                                         September 30,                    September 30,
                                                     1995            1994             1995             1994
Revenues from rental operations                    $      5,603   $      5,273   $     16,550   $     15,745

Operating expenses, net of tenant
  reimbursements (including fees to affiliate of
  $106 and $100 for the three months, and $294
  and $378 for the nine months, ending
  September 30, 1995 and 1994, respectively)                416            458          1,240          1,523

Advisory and termination fees paid to
 Advisor, discontinued 3/30/94 (including
 $3,843 as a result of the termination of
 the Advisory Agreement in 1994)                           --             --             --            4,107

Provisions for doubtful accounts                             59            227             69            300

Depreciation and amortization                             1,102          1,057          3,278          3,092

Income from rental operations                             4,026          3,531         11,963          6,723

Interest expense (includes amortization)                  2,741          2,270          8,063          6,069


Other expenses, net of interest income                      543            439          1,918          1,532

Income (loss) before gain on sale of
  real estate                                               742            822          1,982           (878)

Gain on sale of real estate                                --             --             --              839

Net income (loss)                                  $        742   $        822   $      1,982   $        (39)

Income (loss) per weighted average share:

   Income (loss) before gain on sale
     of real estate                                $        .06   $        .07   $        .16    $      (.07)

   Gain on sale of real estate                             --             --             --                       .07

   Net income (loss)                               $        .06   $        .07   $        .16   $       ( -)

Weighted average number
of shares outstanding                                12,156,942     11,990,044     12,135,977     11,559,144




---------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ARBOR PROPERTY TRUST

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                      Nine months ended
                                                         September 30,
                                                       1995        1994
Cash flows from operating activities:
  Net income (loss)                                   $ 1,982    $   (39)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Gain on sale of real estate                        --         (839)
      Depreciation and amortization                     3,278      3,092
      Amortization of deferred financing costs            932        902
      Amortization of floating rate notes discount         18         17
     Termination of advisor agreement                    --        3,843
     Changes in assets and liabilities:
      Increase in accrued rent receivable                (704)      (657)

      Decrease in accounts receivable
        and other assets                                  100      1,234


Increase
 in accounts payable
        and other liabilities                             644       (844)
Net cash provided by operating activities               6,250      6,709

Cash flows from investing activities:
  Proceeds from sale of real estate, net                 --        1,435
  Additions to buildings and improvements
   and personal property                                 (690)      (646)
  Construction expenditures                               (46)      (335)
Net cash provided by (used in) investing activities      (736)       454

Cash flows from financing activities:
  Distributions paid                                   (7,572)    (9,389)
  Proceeds from dividend reinvestment                     708        948
  Borrowing under bank line of credit                   1,350      1,700
Net cash used in financing activities                  (5,514)    (6,741)

Decrease in cash and
   short-term investments                                   0       (422)
Cash and short-term investments,
   beginning of period                                      0        885

Cash and short-term investments,
   end of period                                            0    $ 1,307

Supplemental disclosure of cash flow information:
      Interest paid                                   $ 6,465    $ 4,393



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



                            ARBOR PROPERTY TRUST

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1.    DESCRIPTION OF BUSINESS AND MERGER TRANSACTION

      Arbor Property Trust (the "Trust"), formed on September 8, 1993 as a Delaware business trust, has an indefinite life and has elected real estate investment trust ("REIT") status under the Internal Revenue Code of 1986, as amended, with the filing of its Federal Income Tax Return for the year ended December 31, 1994. On February 28, 1994, EQK Green Acres, L.P. (the "Partnership") merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the "Merger"). Prior to February 28, 1994, the Trust did not have significant operations. The Trust and the Partnership are interchangeably referred to herein as the "Company".

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

      Pursuant to the Merger, Unitholders of the Partnership received 10,172,639 Common Shares of Beneficial Interest of the Trust (the "Common Shares") on account of their 98.98% percentage interest in the Partnership; the General Partners of the Partnership received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the Special General Partner of the Partnership received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement (the Advisory Agreement ), Equitable Realty Portfolio Management, Inc. (the "Advisor") received 308,933 Common Shares on March 30, 1994 (see Note 3).

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

      In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of September 30, 1995, its results of condensed consolidated operations for the three and nine month periods ended September 30, 1995 and 1994 and its condensed consolidated cash flows for the nine month periods ended September 30,
      1995 and 1994, have been included in the accompanying unaudited condensed consolidated financial statements.

      Net income per share for the nine month periods ended September 30, 1995 and 1994 has been computed on the basis of the 12,136,977 and 11,559,144 weighted average
      Common Shares

      outstanding during the respective periods. Net income per share for the three month periods ended September 30, 1995 and 1994 has been computed using 12,156,942 and 11,990,044 weighted average Common Shares, respectively.

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

      The Company had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger discussed in Note 1, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. For the nine month periods ended September 30, 1995 and 1994, management fees earned by Compass were $294,000 and $378,000, respectively. The amount of such fees for the three month periods ended September 30, 1995 and 1994 were $106,000 and $100,000, respectively.



NOTE 4.    DISTRIBUTIONS

      On August 14, 1995, the Trust made a distribution of $.175 per Common Share (an aggregate of $2,127,000) to its Shareholders. In the second quarter, distributions totaling $32,000 were reinvested pursuant to the Company s Dividend Reinvestment Plan and 4,481 Common Shares were issued under this Plan. In addition, a distribution in the amount of $.175 per Common Share has been declared for payment on November 15, 1995 to the shareholders of record on September 30, 1995.

NOTE 5.    DEBT REFINANCING

      The Company s floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis from November 12, 1993. The interest rate is subject to reset on such interest payment dates. The initial interest rate, 4.03%, was effective for the period August 19, 1993 to November 11, 1993. The interest rate at December 31, 1994 was 6.59% and was reset to 7.03% on February 12, 1995, 6.84% on May 12, 1995, and 6.66% on August 12, 1995.
      The average interest rate for the nine month periods ended September 30, 1995 and 1994 was 6.86% and 4.99%, respectively. The average interest rate for the three month periods ended September 30, 1995 and 1994 was 6.86% and 5.63%, respectively. In connection with the refinancing of the Company s outstanding debt obligations in August 1993, the Company acquired an interest rate cap which provides that the effective interest rate applicable to the $118,000,000 face value of the notes will not exceed 9% per annum through their maturity date. Should such debt s interest rate rise above 9%, the Company would record amounts receivable from the counter-party as a reduction to interest expense. In May 1995, the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the floating rate notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. This agreement fixed the rate for a period of one year and eliminated the risk of increases in the LIBOR rate. The Company is exposed to certain losses in the event of non-performance by the counterparties to the interest rate cap and the interest rate swap. The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by the owner of Green Acres Mall, namely, Green Acres Mall Corp., a wholly owned subsidiary of the Company. Those agreements also contain certain other covenants which, among other matters, prioritize the payment of debt service on the floating rate notes in relation to distributions from Green Acres Mall Corp. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at September 30, 1995.

      As part of its comprehensive debt restructuring in 1993, the Company also obtained a $3,400,000 unsecured line of credit facility from a bank. Effective August 8, 1994 this line of credit was increased to $5,900,000 and its maturity extended to April 1995. In April 1995, this line of credit was modified to allow the Company to elect an interest rate of prime plus 1% or Euro-rate plus 2.5% and increase the amount available to $6,900,000 and extend the maturity to December 31, 1995. The average interest rate for the nine month periods ended September 1995 and 1994 was 9.18% and 7.90%,respectively. The average rate for the three month periods ended September 30, 1995 and 1994 was 9.15% and 8.46%, respectively. Beginning January 1, 1996, $3,000,000 of the outstanding balance of the line of credit at maturity is due in seven equal monthly installments. The remaining balance is due at the December 31, 1995 maturity date unless the Company elects to extend the maturity until July 31, 1996. The line of credit agreement also contains certain covenants which, among other matters, limit the amount of the Company s annual dividend to an amount that does not exceed operating cash flow (as defined), and require the Company to maintain a quarterly debt service coverage ratio (as defined). At September 30, 1995, the Company had borrowed $5,650,000 under this credit facility. Subsequent to September 30, 1995, the Company paid down $1,850,000 under this credit facility.

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

Cash Flows from Operating, Investing, and Financing Activities

Cash flows from operating activities for the nine month periods ended September 30, 1995 and 1994 were $6,250,000 and $6,709,000, respectively. This decrease is primarily a result of a higher interest expense of $1,994,000 in 1995 as compared to 1994 due to the increase in interest rate on the floating rate notes. The increase in interest expense in 1995 was partially offset by the following items: payments of approximately $500,000 in the first quarter of 1994 to certain affiliates for management and advisory fees, an increase in revenue from rental operations of $805,000 as a result of the remerchandising program which the Mall commenced in 1992, the purpose of which was to improve the tenant mix while increasing base rent, and a decrease in nonreimbursable repairs and maintenance and associated fees to affiliates.

Cash flows from investing activities was $1,190,000 less for the nine month period ended September 30, 1995 compared to the same period in 1994, primarily as a result of proceeds from the completion of the sale of approximately two acres to Home Depot in the first quarter. These proceeds were partially offset by decreased capital expenditures in 1995 as compared to the same period in 1994.

Cash flows used in financing activities were $5,514,000 and $6,741,000 for the nine month periods ended September 30, 1995 and 1994, respectively. Distributions paid by the Company in 1995 decreased by $1,817,000 as a result of the reduction in the quarterly dividend rate to $.175 per Common Share from $.275 per Common Share and was partially offset by a decrease in proceeds from dividend reinvestment of $240,000. This activity was further offset by a decrease in borrowings of $350,000 from the existing credit line. For the period May 1994 through February 1995, the dividends from the Common Shares which were issued in respect of the Special General Partner s residual interest in the Partnership and the termination of the Advisory Agreement were obligated to be reinvested in the Company through a dividend reinvestment plan in newly issued Common Shares. After February 1995, no shareholders were obligated to participate in the dividend reinvestment program.

                             ARBOR PROPERTY TRUST

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

Comparison of the Nine Month and Three Month Periods Ended
September 30, 1995 and 1994

For the nine month period ended September 30, 1995, the Company reported net income of $1,982,000 or $.16 per weighted average Common Share, compared with a net loss of $39,000 or less than one cent per weighted average Common Share for the comparable period in 1994. For the three months ended September 30, 1995, net income was $742,000 or $.06 per weighted average Common Share, compared to net income of $822,000 or $.07 per weighted average Common Share, for the third quarter of 1994. The 1994 results were impacted by the termination of the Advisory Agreement which resulted in the issuance of 308,933 Common Shares to the Advisor. The issuance of these Common Shares was reflected as a charge to earnings of $3,843,000 during the first quarter of 1994. This charge was partially offset by the gain on the sale to Home Depot of an approximate two acre parking lot. The final payment relating to the sale was $1,500,000, and the gain realized amounted to $839,000.

For the nine and three month periods ended September 30, 1995, revenues from rental operations were $805,000, or 5%, and $330,000, or 6%, higher than the comparable periods in 1994. This increase is a direct result of the remerchandising program the Mall commenced in 1992. The significant amount of lease rollovers in 1993 and 1994 enabled management to develop a remerchandising plan aimed at achieving an improved tenant mix while increasing base rents.

Net operating expenses decreased $283,000 and $42,000 for the nine and three month periods ended September 30, 1995, respectively, as compared to the same periods in 1994. This decrease is attributable to a reduction in management fees as described in Note 3 and a reduction in nonreimbursable repairs and maintenance expenses that were a result of the severe weather in 1994.

Interest expense increased in the third quarter of 1995 compared with the comparable period in 1994. The floating rate notes had a weighted average interest rate during the third quarter of 1995 of 6.86% as compared to 5.63% for the third quarter of 1994. The notes have a floating interest rate equal to 78 basis points in excess of three-month LIBOR.

Liquidity and Capital Resources

The Company s commitment to an annual dividend rate of $.70 per Common Share, and the general concern that interest rates could continue to rise, lead to the Company fixing the interest rate on the floating rate notes at an all-in cost of 6.87% for a one year period ending August 12, 1996. With the stabilization of the interest rate, as well as the anticipated improvement in the operating performance resulting from the remerchandising program, the Company anticipates more than adequate funds from operations to support such dividend distributions.

The Company s cash position fluctuates considerably during the course of the year, particularly as a consequence of the periodic expenditures for quarterly real estate taxes, quarterly interest payments and quarterly dividend distributions, all of which occur during the months of February, May, August and November. To accommodate such peak cash requirements, the Company has a revolving credit facility with a maximum of $6.9 million available. As of November 10, 1995, the outstanding balance on this facility was $3,800,000. Management believes the revolving credit facility is adequate to provide the Company with its working capital needs.

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

                     Exhibit 27 - Financial Data Schedule

        (b)   Reports on Form 8-K:
                     None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November
13,
 1995                         ARBOR PROPERTY TRUST

                              By:
                                  Myles H. Tanenbaum
                                  President
                                  (Principal Executive and
                                  Financial Officer)


                              By: _____________________________
                                  Dennis J. Harkins
                                  Treasurer and Controller