Form 10-K405
period 1995-12-31
ARBOR PROPERTY TRUST
filed 1996-04-01
CIK 912025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission File No. 1-12412

                              ARBOR PROPERTY TRUST
             (Exact name of Registrant as specified in its Charter)

            Delaware                               23-2740383
- ----------------------------------      -----------------------------------
  (State or other jurisdiction          (I.R.S.Employer Identification No.)
of incorporation or organization)

 Suite 800, One Tower Bridge, W. Conshohocken, PA                 19428
- -------------------------------------------------                --------
    (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code) (610) 941-2933

           Securities registered pursuant to Section 12(b) of the Act:

Common Shares of Beneficial Interest          New York Stock Exchange
- ------------------------------------  -----------------------------------------
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

                       Yes /X/           No _______

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of Common Shares of Beneficial Interest on March 27, 1996 on the New York Stock Exchange of $7.00 per Share, is $85,180,837. As of March 27, 1996, 12,168,691 Common Shares of Beneficial Interest were outstanding. Officers and Managing Trustees of Arbor Property Trust, The Equitable Life Assurance Society of the United States and its affiliated entities, and executive officers of Compass Retail, Inc. (and certain of their family members) are treated as affiliates for purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         None.

                                Table of Contents



Part I                                                                     Page

Item 1.    Business                                                          2
Item 2.    Properties                                                        5
Item 3.    Legal Proceedings                                                 8
Item 4.    Submission of Matters to a Vote of Security Holders               8


Part II

Item 5.    Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                 8
Item 6.    Selected Financial Data                                           9
Item 7.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              10
Item 8.    Financial Statements and Supplementary Data                      17
Item 9.    Changes in and Disagreements with
                 Accountants on Accounting and Financial Disclosure         17


Part III

Item 10.   Directors and Executive Officers of the Registrant               18
Item 11.   Executive Compensation                                           21
Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management                                             26
Item 13.   Certain Relationships and Related Transactions                   28


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                                30

                                     PART I


Item 1. BUSINESS.

General Development of Business

     Arbor Property Trust (the "Trust" or the "Company"), a Delaware business trust, was formed pursuant to a Certificate of Trust dated September 8, 1993. The Trust has an indefinite life and has qualified for real estate investment trust ("REIT") status under the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"), with the filing of its Federal income tax return for the year ended December 31, 1994. Under the Internal Revenue Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders. The principal executive offices of the Trust are located at Suite 800, One Tower Bridge, W. Conshohocken, Pennsylvania, 19428, and the telephone number is (610) 941-2933.

     On February 28, 1994, EQK Green Acres, L.P. (the "Partnership") merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the "Merger"). Prior to February 28, 1994, the Trust did not have significant operations. On May 3, 1994, the Trust changed its name from EQK Green Acres Trust to Arbor Property Trust.

     The Partnership was a Delaware limited partnership formed pursuant to a certificate of limited partnership dated June 30, 1986. Equitable Realty Portfolio Management, Inc. ("ERPM", successor in interest to EQK Partners), which is wholly-owned by Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), itself an indirect wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable"), acted as the advisor (the "Advisor") to the Partnership.

     The Partnership had been formed to acquire and operate Green Acres Mall (the "Mall"), a regional shopping mall located in Nassau County, Long Island, New York. In 1991, the Partnership completed the conversion of a leased industrial building, located adjacent to the Mall, into a convenience shopping center known as the Plaza at Green Acres (the "Plaza"). The Mall and the Plaza are referred to collectively as the "Property" and are described below and under
Item 2.

     Pursuant to the Merger, Unitholders of the Partnership received 10,172,639 Common Shares of Beneficial Interest of the Trust (the "Common Shares") on account of their 98.98% percentage interest in the Partnership; the general partners of the Partnership (the "General Partners") received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the special general partner of the Partnership (the "Special General Partner") received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement, the Advisor received 308,933 Common Shares, net of reduction by 54,800 Common Shares in settlement of Equitable's obligations for partial indemnity relating to the New York State Real Estate and Property Transfer and Gains Tax on March 30, 1994.

     The Company's agreement with its primary mortgage lender, representing debt outstanding of $117,938,000 at December 31, 1995, limits additional indebtedness that may be incurred by Green Acres Mall Corp., but not by the Trust. Such debt, along with a line of credit facility, originated in connection with a refinancing in August 1993 (see Items 7 and 8).

     The Company does not intend to engage in any activities or invest in any securities which would violate the income or asset holding requirements for a REIT. The Company's investment objectives and policies may be changed from time to time by the Board of Trustees without shareholder approval.

Narrative Description of Business

     The Company, through its wholly-owned subsidiary, Green Acres Mall Corp., owns and operates the Mall, a 1.6 million square foot super-regional enclosed shopping mall complex situated in southwestern Nassau County, Long Island, New York. The Mall is anchored by four major department stores: Sears, Roebuck and Co. ("Sears"), J.C. Penney Company, Inc., and Federated Department Stores, Inc., doing business as Stern's and Macy's. The complex also includes the Plaza, a 179,000 square foot convenience shopping center which is currently anchored by Kmart and Waldbaums. Integral to the complex, but situated on property not owned by the Company, are Home Depot and Caldor stores comprising approximately an additional 240,000 square feet.

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

     An external research study commissioned by the Company in November 1991 estimated that the Property's trade area had a total population in 1990 of approximately 1.3 million. Average household income of trade area residents in 1990 was $42,000, 15% above the average in the United States. The study indicated that approximately 750,000 people live within five miles of the Property.

     Tenants. At December 31, 1995, the Property had 191 mall and outparcel building tenants (excluding anchor store tenants) occupying 893,000 square feet of gross leasable area, representing an occupancy rate at that date of 91.7% of the Property (excluding anchor stores). No tenant (excluding anchor store tenants) occupies more than five percent of the gross leasable area of the Property. Several tenants entered into Chapter 11 bankruptcy proceedings during and subsequent to the year ended December 31, 1995. These tenants account for less than 5% of the minimum base rental income of the Property. Management believes the majority, if not all, of these tenants will re-affirm their leases in the next several months.

     Competition. Green Acres Mall is the dominant shopping destination in its trade area by virtue of its excellent location, proximity to dense population areas and targeted merchandising. The addition of the Plaza and the Home Depot and Caldor stores have further strengthened the Mall's position. The primary trade area is comprised principally of densely populated residential neighborhoods and is easily accessed by local and arterial roads. The primary trade area is a mature area, and is expected to experience low to moderate growth in population and disposable income in the future. The closest regional mall to Green Acres is Roosevelt Field which competes for the consumers to the north and east of the Mall. Roosevelt Field recently completed an expansion which added additional second level mall retail area and Bloomingdale's as a replacement for Alexander's. Other Long Island centers include Queens Center, Kings Plaza, Sunrise Mall and Broadway Center. Some additional competition is also provided by freestanding retailers in the nearby area.

     The following table provides selected information with respect to the Property's primary existing competitors in its secondary trade area.

                     Approximate
                     Distance            Approximate
                     from Property       Number of
Shopping Center      (Miles)(a)          Mall Stores           Anchor Stores
- ---------------      ----------          -----------           -------------
Roosevelt Field         7.0                 200                Macy's
                                                               Sterns
                                                               J.C. Penney
                                                               Bloomingdale's


Queens Center           9.4                  72                Macy's
                                                               JC Penney

Kings Plaza            14.0                 140                Macy's
                                                               JC Penney

- -------------------------
(a) Driving distance is greater.

     Adjacent to the Property on the north, but not owned by the Company, is a free-standing building on land which formerly housed a multi-level Alexander's department store and a parking structure. The Caldor Corporation ("Caldor") acquired the leases to the structures. Caldor demolished the former Alexander's building to enable it to construct a one-level Caldor store which opened in June 1994. Because of its one-level more modern structure, it has significantly enhanced the visibility and appearance of the entrance to the Property. Adjacent to the south side of the Property is a free-standing Home Depot store on land which formerly housed an industrial building. Home Depot acquired its 9.2 acres from the Company for $11 million and opened its store in May 1994. The Company, in 1993, purchased 7.2 of the acres from the prior owner; inclusive of the two additional acres which the Company owned from inception, the Company netted $1.28 million profit on the transaction.

                  Three additional commercial areas that compete with the Property are downtown Garden City, Long Island, a commercial area six and one-half miles northeast of the Property, containing free-standing department stores occupied by Saks Fifth Avenue, Lord & Taylor and Sears; "The Miracle Mile," a commercial stretch of Northern Boulevard in Manhasset, Long Island, ten miles north of the Property, containing a Bloomingdale's Home Furnishings store, Macy's, Lord & Taylor and Bloomingdale's department stores; and, to a lesser extent, the Borough of Manhattan with its numerous department stores and retail shops.

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

Item 2. PROPERTIES

     General. Green Acres Mall is a one-level and two-level T-shaped enclosed regional shopping mall, which, together with 14 free-standing outparcel buildings and a convenience center known as the Plaza at Green Acres, is located on a site of approximately 100 acres (91 acres owned by the Company and the balance held via a long term lease). Adjacent to the Mall parking area are parcels owned by unaffiliated parties consisting of Home Depot (opened in May
1994) and Caldor stores which are not part of the Property and in which the Company has not acquired any interest.

     The total building area of the Property is shown in the table below.


                                                                       % of
                                  Number of                           Total            Occupancy
                                   Stores at           Area           Building             at
                                  12/31/95           (Sq. Ft.)          Area            12/31/95
                                  --------           ---------          ----            --------
Gross leasable area:
  Anchor stores (a)(b)                4               759,406           40.2%            100.0%
  Mall stores                       173               522,047           27.7%             91.1%
  Convenience center                  3               179,235            9.5%            100.0%
  Outparcel stores(c)                15               192,126           10.2%             85.6%
                                     --              --------          -----            ------

Total gross leasable area           195             1,652,814           87.6%             95.5%
                                    ===                                                  =====

Common area                                                           233,751             12.4%
                                                                     --------            -----

Total building area                                                 1,886,565            100.0%
                                                                    =========            =====

- -------------------------

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

(b) Anchor tenant square footage includes approximately 54,237 square feet of separately leased storage space.

(c) Includes stores leased to Kids 'R' Us, Nobody Beats the Wiz, Red Lobster and Greenpoint Bank, among others. Does not include five outparcel buildings which are owned by the respective tenants subject to ground leases from the Company of the land underlying such stores.

     The Company is a lessee under a long-term lease for a ten-acre site adjacent to the Property on which there is situated a 179,000 square foot retail facility. The lease provides for an initial term of 30 years expiring in 2020 with three six-year option terms for a total term of up to 48 years. This building was converted in 1991 into the Plaza, a convenience shopping center which initially contained a supermarket (Waldbaum, Inc., a division of The Great Atlantic and Pacific Tea Company, Inc.), a home improvement center (Pergament Home Improvement Center) and several small retail shops. The convenience center began operations in September 1991. In January 1993, the Company terminated its lease with Pergament and entered into a new lease agreement covering Pergament's space and all but one of the Plaza's small store spaces with Kmart Corporation.

     In April 1993, the Company completed the acquisition of an adjacent industrial tract (the "Bulova Parcel") through a subsidiary partnership and entered into a lease/purchase agreement for this real estate with Home Depot. Pursuant to the lease/purchase agreement, Home Depot paid $9,500,000 to the Company, a portion of which was used to complete the purchase of the Bulova Parcel. As a result of the completion in 1993 of specified environmental work, the lease/purchase agreement obligated Home Depot to take title to the Bulova Parcel. In connection with this lease/purchase agreement, the Company recognized a gain on sale of real estate of $440,000 during 1993.

     In January 1994, the Company completed the sale to Home Depot of an approximately two acre parking lot and received the final installment of $1,500,000, and recognized an additional gain on the sale of $839,000. Home Depot opened for business in May 1994.

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

     Remerchandising Program. In anticipation of lease expirations scheduled to occur in 1993-1995, the Company undertook a remerchandising campaign, the primary goal of which was to alter the tenant mix to appeal to a broader cross-section of the market while achieving increased revenues. The remerchandising program involved negotiating with a group of prominent national retailers that Management believes will further enhance the overall financial stability of the Mall while maintaining the Mall's distinctive character associated with successful local and regional tenants.

     Over 50% of the Mall (excluding the four anchor department stores) is leased to national retailers, including such major chains as The Limited (The Limited, Express, Victoria's Secret, and Bath & Body Works), The Gap, Footlocker, Mothercare, Edison Brothers (5-7-9, Coda, J. Riggins etc.), Melville (Kay-Bee Toy & Hobby, Wilson's Suede and Leather), Waldenbooks and Radio Shack. The Company has been able to accommodate the requests of the larger national retailers, while at the same time meeting the space needs of smaller regional and local tenants. Management believes the remerchandising program will address consumers' needs for an updated, diversified retail mix, thus strengthening the Mall's overall competitive position. The remerchandising program was completed in 1995. The cost of tenant allowances required for the program was approximately $3.0 million.

Item 3.        LEGAL PROCEEDINGS.

         None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II



Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS.

     The Company's Common Shares are traded on the New York Stock Exchange (symbol ABR). The Company is listed in the stock tables as "Arbor Prop." Although the Company does not know the exact number of beneficial holders of the Company's Common Shares, it believes the number exceeds 5,900.

     The Company's Common Shares began trading on the New York Stock Exchange on March 1, 1994. The following table presents cash distributions and the high and low prices of the Common Shares and the predecessor Partnership's Units in the last two years based on The New York Stock Exchange daily composite transactions.


                                        High                 Low       Distributions(a)(b)
Year ended December 31, 1995:
         First Quarter                  $9.63               $7.63             $.1750
         Second Quarter                  8.63                7.13              .1750
         Third Quarter                   7.50                6.63              .1750
         Fourth Quarter                  7.00                5.88              .1750
                                                                               -----

                                                                              $.70
                                                                               =====
Year ended December 31, 1994:
         First Quarter                 $10.75               $9.00             $.2750
         Second Quarter                  8.88                7.50              .2750
         Third Quarter                   9.50                8.63              .2750
         Fourth Quarter                  9.88                7.25              .2750
                                                                               -----

                                                                               $1.10
                                                                               =====
- ------------------------
(a)  On February 8, 1996, a distribution of $.175 per Common Share was declared with a record date of March 31, 1996 and a payment date of May 15, 1996.

(b) See Note 2 in the 1995 financial statements for the tax status of distributions paid in 1995 and 1994

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

                                                               As of and for the years ended December 31,

                                                      1995         1994         1993         1992         1991
                                                      ----         ----         ----         ----         ----
                                                              (In thousands, except per Common Share data)

Gross income from rental operations                $22,186      $21,465      $20,370     $ 20,476     $ 17,415
Income (loss) before extraordinary
  loss                                               2,921          334        1,150         (163)       2,511
Extraordinary loss from early retirement
  of debt                                               --           --       (6,373)          --           --

Net income (loss)                                    2,921          334       (5,223)        (163)       2,511
Total assets                                       162,592      165,324      153,886      157,781      152,479
Long-term obligations:
     Collateralized floating rate notes, net
       of unamortized discount                     117,938      117,914      117,891           --           --

     Zero coupon mortgage note, net of
       unamortized discount                             --           --           --       83,739       75,665
     Obligation under capitalized lease              7,001        6,994        6,971        6,959        7,062

Per Common Share data: (a)
     Net income (loss)                                $.24        $ .03       $ (.51)      $ (.02)       $ .24
     Distributions                                     .70         1.10         1.10         1.17         1.35

- -------------------------
(a) Net income for 1995 and 1994 was computed at 12,142,454 and 11,681,960 weighted average shares outstanding. Net income (loss) for the years 1993, 1992 and 1991 have been computed using 10,277,469 Common Shares outstanding during the periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

                               FINANCIAL CONDITION


RECENT DEVELOPMENTS

     On February 28, 1994, the Partnership merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust in order to pursue a strategy of enlarging and diversifying its real estate portfolio. The Trust and the Partnership are interchangeably referred to herein as the "Company." See Item 1 and Note 1 to the Consolidated Financial Statements for a discussion of the Company's Common Shares issued in connection with this Merger.

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

     The issuance of Common Shares to the Special General Partner on account of its residual interest in the Partnership and to ERPM, the Partnership's Advisor, was reflected in the Company's consolidated financial statements as of February 28, 1994 and March 30, 1994, respectively. The issuance of Common Shares to the Special General Partner increased the Company's carrying value of land and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the value of the Special General Partner's residual interest in accordance with the allocation methodology utilized by the Partnership in connection with the Merger. Annual depreciation expense has increased by approximately $342,000 as a result of the increased investment in the Mall. The issuance of Common Shares to the Advisor was reflected as a charge to earnings during the first quarter of 1994 in the amount of $3,843,000.

     In connection with the Merger in 1993, the Company incurred nonrecurring legal, accounting, and printing costs aggregating approximately $1,250,000.

     After a year of frustrated efforts to acquire shopping malls meeting the

Company's specifications due to the Company's higher cost of funds in relation to its competition, the Board of Trustees, on February 14, 1995, retained Goldman, Sachs & Co. in connection with a possible merger of the Company into another REIT or a sale of the Company's real estate. As discussions with merger prospects continued, Management became aware that New York's new governor had pledged repeal of the New York State Gains Tax which, in its present state, would burden the merger of the Company or sale of its real estate by approximately $1.25 per share. While repeal is questionable in the near term, there appeared to be a reasonable expectation that relief was a realistic possibility during the next two to three years. Consequently, on May 2, 1995, the Company announced that it postponed consideration of a merger or sale pending resolution of the status of the Gains Tax.

     The Company's quarterly dividend rate for 1994 was $.275 per Common Share, representing an annual dividend rate of $1.10 per Common Share. On March 21, 1995, the Company announced a new quarterly dividend rate of $.175 per Common Share, representing an annual dividend rate of $.70 per Common Share. The reduction in the Company's dividend rate was primarily attributable to the surprisingly sharp rise in interest on the Company's collateralized floating rate notes (the "Floating Rate Notes"); between August 1993 and February 1995, the interest rate rose 3.19 basis points, from an annual rate of 4.03% to an annual rate of 7.22% at an interim date, with the actual annual maximum being 7.03% at the Company's reset date. In May 1995, the Company entered into an interest rate swap agreement which fixed the annual rate at 6.87% for the period August 12, 1995 through August 12, 1996.

CASH FLOWS FROM OPERATING, INVESTING, AND FINANCING ACTIVITIES

     Cash flows from operating activities for 1995 and 1994 were $7,229,000 and $7,715,000, respectively. This decrease is primarily a result of a higher interest expense of $2,182,000 in 1995 as compared to 1994 due to the increase in interest rate on the Floating Rate Notes. Interest Expense was partially offset by an increase in revenue from rental operations in 1995 as compared to 1994 of $721,000 as a result of the remerchandising program which the Mall commenced in 1992, the purpose of which was to improve the tenant mix while increasing base rent, and decreasing nonreimbursable repairs and maintenance, and fees to affiliates.

     Cash flows from operating activities for 1994 and 1993 were $7,715,000 and $6,709,000, respectively. This increase is primarily attributable to the remerchandising program which began in 1992 and was substantially completed in 1994. The significant amount of lease rollovers in 1993 and 1994, tapering in 1995, enabled management to develop a remerchandising plan aimed at achieving an improved tenant mix while increasing base rents.

     Cash flows from investing activities were $1,309,000 less in 1995 as compared to 1994. In 1994 the Company received proceeds of $1,935,000 from the sale of approximately two acres to Home Depot. In 1995, capital expenditures decreased $626,000 as compared to 1994.

     Cash flows from investing activities for 1994 were $446,000. Net proceeds of $1,935,000 were received from the Home Depot transaction. In addition, capital expenditures of $1,489,000 were incurred in 1994. In 1993, cash provided from investing activities was $1,060,000. This was primarily due to receipt of net proceeds of $9,377,000 from the sale of the Bulova Parcel to Home Depot, less $5,703,000 of these proceeds used to purchase the Bulova Parcel and overall capital expenditures of $2.1 million.

     Cash flows used in financing activities were $6,366,000 and $8,734,000 for 1995 and 1994, respectively. Distributions paid by the Company in 1995 decreased by $3,017,000 as a result of the reduction in the quarterly dividend rate to $.175 per Common Share from $.275 per Common Share commencing with the May 15, 1995 distribution. The decrease in the dividend was partially offset by a decrease in proceeds from dividend reinvestment of $740,000. For the period May 1994 through February 1995, the dividends on the Common Shares issued in respect of the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor (the "Advisory Agreement") were required to be reinvested in the Company's newly issued Common Shares. After February 1995, reinvestment was no longer required. Bank borrowing during 1995 increased $2,600,000, whereas the increase in borrowing in 1994 was $2,500,000.

     Cash flow used in financing activities was $8,734,000 and $8,753,000 in 1994 and 1993, respectively. Distributions paid by the Company in 1994 increased $1,418,000 as a result of the Common Shares that were issued in respect of the Special General Partner's residual interest in the Partnership and the termination of the Advisory Agreement. The total amount of proceeds from all dividend reinvestments was $1,489,000 in 1994. Additionally, in August 1993, the Company received net proceeds from the issuance of the Floating Rate Notes, which were used to purchase the existing zero coupon first mortgage note (the "Zero Note") and to repay $16,500,000 in second mortgage financing. This activity was partially offset by an increase in borrowings of $2,500,000 from the existing credit line in 1994.

     The Company believes that Funds from Operations represents an indicator of its ability to make cash distributions. The Company defines "Funds from Operations" as net income before depreciation, amortization and other deferred expenses, gains or losses on sales of assets and significant non-recurring charges. Non-recurring charges incurred in 1995 primarily consist of costs associated with the Company's review of additional property acquisitions. Management believes that Funds from Operations is the most significant factor measuring real estate performance. Funds from Operations, however, does not equate with net income or cash flows from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Furthermore, Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity.



     The following table sets forth Funds from Operations and cash provided by operating activities of the Company for the periods indicated:

                                                             Cash Provided
                                         Funds From           By Operating
                                         Operations            Activities
                                         ----------            ----------
    Year ended December 31, 1993        10,828,000*            6,709,000
    Year ended December 31, 1994         8,737,000             7,715,000
    Year ended December 31, 1995         8,855,000             7,229,000

*Until August 1993, the Company had a so-called zero note on which interest accrued on the Zero Note at the annual rate of 10.4%; since interest on that debt ($5,558,000) was not currently payable out of operating funds, it was not treated as a reduction in funds from operations during that year.

     The decrease in funds from operation between 1995 and 1994 is attributable to higher interest expense of $2,182,000, partially offset by an increase in revenue from rental operations of $721,000 and a decrease in operating expenses (nonreimbursable repairs and maintenance and associated fees to affiliates) of $412,000.

     Because of the refinancing of the Zero Note in August 1993, the cash outlay for interest in 1994 was significantly higher than 1993. To elaborate, interest expense decreased from $9,834,000 in 1993 to $8,573,000 in 1994; but the 1993 expense included $6,149,000 of non-cash charges while the 1994 expense included only $1,235,000 of non-cash charges. These decreases were accompanied by an increase in rental revenue of $1,095,000.

DEBT REFINANCING

     On August 19, 1993, the Company, through a wholly-owned subsidiary, issued Floating Rate Notes in an aggregate principal amount of $118,000,000. The Floating Rate Notes are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The early extinguishment of the Zero Note, as described above, resulted in an extraordinary charge of $6,373,000. The remainder of the proceeds from the Floating Rate Notes was used to purchase an interest rate cap and to pay mortgage recording taxes and other costs incurred in connection with the refinancing. The entire principal amount of the Floating Rate Notes is due on their maturity date, August 19, 1998. The notes have a floating interest rate equal to 78 basis points in excess of the three-month LIBOR. The annualized interest rate on this debt, which is subject to quarterly reset, was 6.87% and 6.59% at December 31, 1995 and 1994, respectively.

     Payments of interest expense will be funded from cash flows from operations supplemented, if necessary, by borrowings under the revolving credit facility described below. Amortization of the deferred financing costs, approximately $1,200,000 per annum, results in an additional non-cash charge to interest expense. Management anticipates that refinancing costs for the existing mortgage will be significantly lower than in 1993. As a result of an interest rate cap agreement also entered into on August 19, 1993, the effective interest rate of the Floating Rate Notes will not exceed 9% per annum.

     In May 1995, to eliminate the risk of increases in the LIBOR rate the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the Floating Rate Notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. The Company is exposed to certain losses in the unlikely event of non-performance by the counter-parties to the interest rate cap and the interest rate swap.

     The mortgage and indenture relating to the Floating Rate Notes limit additional indebtedness that may be incurred by Green Acres Mall Corp., but not by the Trust. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from Green Acres Mall Corp. to the debt service requirements of the Floating Rate Notes.

     On August 19, 1993, the Partnership also obtained an unsecured revolving credit facility in the amount of $3,400,000 with interest at 1% over the lender's prime rate. The amount available under this loan was increased to $5,900,000 in August 1994 and to

$6,900,000 in April 1995. The loan now has an optional LIBOR plus 250 basis point rate option and a maturity of December 31, 1996. As of December 31, 1995, the balance of this loan was $6,900,000.

     The Company anticipates that it will refinance the Floating
Rate Notes on or before maturity in August 1998. Given the substantial equity the Company has in the Property, Management anticipates that it will have considerable flexibility in obtaining such refinancing. However, Management considers it premature to identify any specific sources of such refinancing.

DIVIDENDS

     The Company's quarterly dividend rate for 1994 was $.275 per Common Share, representing an annual dividend rate of $1.10 per Common Share. On March 21, 1995, the Company announced a new quarterly dividend rate of $.175 per Common Share, representing an annual dividend rate of $.70 per Common Share. The reduction in the Company's dividend rate was primarily attributable to the surprisingly sharp rise in interest on the Company's Floating Rate Notes; between August 1993 and February 1995, the interest rate rose 3.19 basis points, from an annual rate of 4.03% to an annual rate of 7.22% at an interim date, with the actual annual maximum being 7.03% at the Company's reset date. In May 1995, the Company entered into an interest rate swap agreement which fixed the annual rate at 6.87% for the period August 12, 1995 through August 12, 1996.


                              RESULTS OF OPERATIONS

COMPARISON OF 1995, 1994 AND 1993

     The Company made significant changes to its management structure in connection with the Merger, effective March 1994. While its affairs had previously been administered by third parties pursuant to property management and advisory agreements, commencing on March 1, 1994, the Company became primarily self-managed. The property management contract with Compass Retail Inc. ("Compass"), which will terminate in August 1998, was amended to limit Compass' responsibility to accounting and financial services provided in connection with the operation of the Property and its compensation was reduced from 4% to 2% of net rental and service income. Included in net operating expenses are property management fees payable to Compass, of $389,000, $289,000 and $786,000 for 1995, 1994, and 1993, respectively (plus advisory fees of $264,000 in 1994 and $1,625,000 in 1993). However, such reduction has been offset, in part, by compensation and other expenses resulting from internal management.

     The Company reported net income of $2,921,000 ($.24 per weighted average Common Share) and $334,000 ($.03 per weighted average Common Share) in 1995 and 1994, respectively, as compared with a net loss of $5,223,000 ($.51 per Common Share) in 1993.

     The increase in the 1995 net income as compared to 1994 is primarily a result of the one time charge of $3,843,000 incurred during 1994, resulting from the termination of the Advisory Agreement. This charge was partially offset by a gain on sale from the Home Depot transaction of $839,000 during 1994.

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

     In 1995, revenues from rental operations were $721,000 or 3% higher than 1994. This increase is a result of the remerchandising program which management started in 1992. The significant amount of lease rollovers in 1993 - 1994, tapering in 1995, enabled management to develop a remerchandising plan aimed at achieving an improved tenant mix while increasing base rents.

     In 1994, revenues from rental operations increased 5%, or $1,095,000, from 1993. This increase is a direct result of the remerchandising program at the Mall, commenced in 1992.

     In January 1993, the Company replaced Pergament, one of the Plaza's anchor tenants, and all but one of the Plaza's small store spaces, with a new Kmart discount store. The Company incurred lease termination and replacement costs of $600,000.

     Net operating expenses decreased in 1995 to $1,496,000 from $1,908,000 in 1994 and $2,059,000 in 1993. These decreases in 1995 and 1994 are primarily attributable to the decline in management fees, as discussed earlier. In addition, in 1994 the Company made roof repairs, nonreimbursable by tenants, brought on by severe weather conditions.

     Operating expense increases generally do not have a significant effect upon the Company's income from rental operations as substantially all operating expenses are reimbursed by tenants in accordance with the terms of their leases.

     The provision for doubtful accounts was $192,000 in 1995, $453,000 in 1994 and $424,000 in 1993. Due to the absence of significant credit losses and certain recoveries of receivables previously written off, the Company experienced an improvement in its provision for doubtful accounts.

     Interest expense was $10,755,000, $8,573,000, and $9,834,000 for 1995,
1994, and 1993, respectively.

     Distributions to security holders were $9,706,000 (an annual rate of $1.10 per Common Share for the distributions paid in February 1995 and $.70 per Common Share thereafter) in 1995, $12,723,000 ($1.10 per Common Share) in 1994 and $11,305,000 ($1.10 per Common Share) in 1993. The dividends on the shares in the dividend reinvestment plan were paid to the Company resulting in proceeds of $740,000 in 1995 and $1,489,000 in 1994. The Company has paid out substantially all of its net cash flow since inception.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company is managed by members of a Board of Trustees (the "Managing Trustees") initially comprised of the directors of the Partnership's former managing general partner. The Managing Trustees are divided into three classes as nearly equal in number as possible, with the term of office of one class expiring in each year. After expiration of the initial terms as set forth in the following table, Managing Trustees will serve for three-year terms. The Managing Trustees are responsible for electing the Company's executive officers, who serve at the discretion of the Board of Trustees. Myles H. Tanenbaum serves as the Company's President and as a member of the Company's Board of Trustees. In addition to Mr. Tanenbaum, the Company's executive officers include Kimli Cross Smith, Executive Vice President-Leasing and Secretary; Richard P. Ferrell, Vice President-Leasing and Management; and Dennis Harkins, Treasurer and Controller. Brief summaries of Mr. Tanenbaum's and the other Managing Trustees' and executive officers' business experience and certain other information are set forth following the table.

                                      Year Term
          Name                         Expires                    Position
          ----                         -------                    --------
Myles H. Tanenbaum (1)                  1997         Managing Trustee and President (Chief
                                                     Executive and Principal Financial Officer)

Sylvan M. Cohen (1) (2)                 1998         Managing Trustee

Alton G. Marshall (2) (3)               1996         Managing Trustee

George R. Peacock (1) (3)               1996         Managing Trustee

Phillip E. Stephens (1) (3)             1997         Managing Trustee

Kimli Cross Smith                        N/A         Executive Vice President
                                                     - Leasing and Secretary

Richard P. Ferrell                       N/A         Vice President -Leasing and Management

Dennis Harkins                           N/A         Treasurer and Controller (Principal
                                                     Accounting Officer)

(1) Member of the nominating committee.

(2) Member of the audit committee.

(3) Member of the compensation committee.

     Myles H. Tanenbaum, age 65, is a Managing Trustee and President of the Company and Chairman of Arbor Enterprises, an investment and holding company. He formerly served as a consultant to Equitable Real Estate, of which the former Advisor to the Partnership is a wholly-owned subsidiary. Previously, he was the President of EQK Partners (formerly the Partnership's advisor) from its inception in September 1983 until October 1987 and was Chairman until December 1989. Prior to that time, from 1970 he served as Executive Vice President and Chairman of the Executive Committee of Kravco, Inc. Mr. Tanenbaum was also managing partner of the Partnership's former special general partner, a general partnership which was the sole shareholder of the Partnership's former managing general partner. Prior to joining Kravco, Inc. in 1970, Mr. Tanenbaum had been a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen, Philadelphia, Pennsylvania. He is also a certified public accountant. Mr. Tanenbaum is currently a director of Universal Health Realty Trust, a New York Stock Exchange ("NYSE")-listed real estate investment trust which owns hospitals, and of The Pep Boys--Manny, Moe & Jack, Inc., an NYSE-listed company engaged in the retail sale of automotive parts and accessories, and the provision of automotive services.

     Sylvan M. Cohen, age 81, is Chairman and Chief Executive Officer of Pennsylvania Real Estate Investment Trust (PREIT), an American Stock Exchange-listed real estate investment trust since its inception in 1960. Prior to that he was President of PREIT since its inception. Mr. Cohen has been a Trustee of PREIT since its inception. Mr. Cohen has been Of Counsel to the Philadelphia law firm of Drinker, Biddle & Reath since October 1995, and for more than five years prior thereto he was a partner in the Philadelphia law firm of Cohen, Shapiro, Polisher, Shiekman and Cohen. Mr. Cohen is a former director of Fidelity Bank, Philadelphia, Pennsylvania, and is a director of FPA Corporation, an American Stock Exchange-listed real estate development company, and a trustee of EQK Realty Investors I, an NYSE-listed real estate investment trust. He formerly served as President of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

     Alton Marshall, age 74, is President of Alton G. Marshall Associates, Inc., a New York City real estate investment firm since 1971. He has been Senior Fellow of the Nelson A. Rockefeller Institute of Government in Albany, New York since January 1, 1991. He was Chairman of the Board and Chief Executive Officer of Lincoln Savings Bank, FSB, from March 1984 through December 1990. From 1971 to 1981, he was President of Rockefeller Center, Inc., a real estate, manufacturing and entertainment company. Mr. Marshall is currently a director of The Hudson River Trust, and New York State Electric & Gas Corp., and a trustee of EQK Realty Investors I. He is an independent partner of Alliance Capital and Alliance Capital Retirement Fund.

     George R. Peacock, age 72, retired in August 1988 after serving as

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

     Phillip E. Stephens, age 48, has been President of Compass Retail, the Partnership's former property manager and a subsidiary of Equitable Real Estate, since January 1992 and was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as President of ERPM, the Partnership's former Advisor and a wholly-owned subsidiary of Equitable Real Estate, since December 1989. From October 1987 to December 1989, he was President of EQK Partners (formerly the Partnership's advisor), the predecessor in interest to ERPM. From its inception in September 1983 to October 1987, he was Senior Vice President of EQK Partners. He is also President and a trustee of EQK Realty Investors I.

     Kimli Cross Smith, age 33, has been Executive Vice President -- Leasing and Secretary since March 1995; and previously she served as Senior Vice President--Leasing and Secretary. Prior to that, Ms. Smith had been a leasing representative for Compass, the Partnership's former property manager and a subsidiary of Equitable Real Estate, since November 1990. From March 1988 until she joined Compass, Ms. Smith was a leasing representative for Strouse, Greenberg & Co., Inc., Philadelphia, Pennsylvania. In 1995, Ms. Smith was made Executive Vice President of the Company.

     Richard P. Ferrell, age 38, has been Vice President -- Management since March 1994. Prior to that, from December 1992, Mr. Ferrell was Vice President of the Partnership's former managing general partner and the Manager of Green Acres Mall. From December 1991 to December 1992 Mr. Ferrell worked for the Rouse Company as Vice President and General Manager of the Citadel, an enclosed mall located in Colorado Springs, Colorado. Prior to that, from February 1989 to December 1991, Mr. Ferrell was employed by the Rouse Company as Manager of Retail Operations for the Cherry Hill Mall in Cherry Hill, New Jersey.

     Dennis Harkins, age 33, has been the Controller of Green Acres Mall since June 1993. Prior to that, from August 1990 Mr. Harkins was Controller for Hayim and Co., Hempstead, New York, a company engaged in the importation and distribution of rugs. Prior to that, from January 1990 Mr. Harkins was Assistant Controller of the Yarmouth Group, New York, New York, a real estate investment company. From June 1987 until January 1990, Mr. Harkins was an accounting manager for Angeles Corp., Los Angeles, California, a real estate investment company.

     Pursuant to the Delaware Business Trust Act, the Company is required to have as a trustee a person or entity that is a resident of or has its principal place of business in the State of Delaware. The Delaware resident trustee is Wilmington Trust Company (the "Resident Trustee"). The Declaration of Trust provides that the management of the Company is vested exclusively in the Managing Trustees who make up the Board of Trustees of the Company and that the Resident Trustee will not participate in the management of the Company except as directed by the Board of Trustees and consented to by the Resident Trustee. The principal offices of the Resident Trustee are located at 1100 N. Market Street, Rodney Square North, Wilmington, Delaware 19890-0001.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and trustees and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

     Based on the Company's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Company believes that all filings required to be made by the Reporting Persons during 1995 were made on a timely basis, except that Myles H. Tanenbaum, a Managing Trustee and President of the Company, filed one report (relating to transactions involving issuances pursuant to the Company's Dividend Reinvestment Plan during 1995 and a distribution of Common Shares to the former General Partners of the Partnership) subsequent to the applicable due date.


Item 11. EXECUTIVE COMPENSATION.

 Executive Compensation

     The following table sets forth certain information concerning the compensation paid by the Trust during the fiscal years ended December 31, 1995 and 1994 to the Trust's President and each of the Trusts' other most highly compensated executive officers whose compensation exceeded $100,000 in 1995. Until the conversion to a REIT on February 28, 1994, the Company was not internally managed, and was not responsible for executive compensation.

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                                                      Compensation
                                                   Annual Compensation                    Awards
                                                  -----------------------  --------------------------------------
                                                                             Restricted           Securities           All Other
Name and Principal                                                             Stock              Underlying         Compensation
        Position                          Year    Salary($)(1)   Bonus($)      Awards($)          Options(2)            ($) (3)
- --------------------------                ----    ------------  ---------  --------------    --------------------     ------------
Myles H. Tanenbaum                        1995      175,000(1)      --             --                --                    --
   President                              1994      145,833      100,000           --             750,000                  --

Kimli Smith                               1995      147,000(1)    15,000           --                --                   5,500
 Executive Vice President                 1994       85,871       32,500         15,000(4)         32,500                 5,500
  -Leasing

Richard Ferrell                           1995      110,000(1)     7,500           --                --                   3,500
   Vice President                         1994       84,041       22,500         12,500(5)         25,000                 3,500
   - Management

Dennis Harkins                            1995       97,500(1)     7,500           --                --                   3,500
   Controller                             1994       64,792       17,500          7,000(6)         17,500                 3,500

- ------------

(1) Salary information for 1994 includes only the period beginning on March 1, 1994 and ending on December 31, 1994. Prior to March 1, 1994, the Trust was not internally managed.

(2) Represents stock options granted to such persons on January 25, 1994. No stock options were granted by the Company during 1995 and none of the Company's executive officers exercised any stock options previously granted to them during 1995. All of the stock options granted to such officers during 1994 have an exercised price of $10 per share and vest pro-rata over a five year period commencing one year from the grant date. At December 31, 1995, none of such options were in the money.

(3) Represents annual premium payments on life insurance on the lives of Ms. Smith, Mr. Ferrell and Mr. Harkins, for which they designate the beneficiaries, which policies are designed to comply with Section 79 of the Internal Revenue Code.

(4) Represents the dollar value of a grant of 1,500 shares at $10 per share as of January 25, 1994, the grant date. The dollar value of such shares on December 31, 1995 was $9,188, or $6.125 per share. All such shares are entitled to the receipt of dividends. These shares vest in equal increments over three years.

(5) Represents the dollar value of a grant of 1,250 shares at $10 per share as of January 25, 1994, the grant date. The dollar value of such shares on December 31, 1995 was $7,656, or $6.125 per share. All such shares are entitled to the receipt of dividends. These shares vest in equal increments over three years.

(6) Represents the dollar value of a grant of 700 shares at $10 per share as of January 25, 1994, the grant date. The dollar value of such shares on December 31, 1995 was $4,288, or $6.125 per share. All such shares are entitled to the receipt of dividends. These shares vest in equal increments over three years.

Stock Options

     At the Company's annual shareholder meeting in November 1994, the shareholders approved an Incentive Share Plan ("The Plan"). An aggregate of 1,500,000 Common Shares may be awarded under the Plan. Persons eligible for participation in the Plan include all non-employee Managing Trustees, officers and other key executives of the Company (collectively "Eligible Participants"). There are currently 589,050 shares available to be awarded under the Plan. No Eligible Participant may receive an award of more than 750,000 Options, stock appreciation rights and restricted Shares in any one calendar year.

Compensation of Directors

     Trustees who are not employees of the Trust are entitled to receive an annual fee of $15,000, plus a fee of $1,000 for attendance at each of the Trustee's meetings and $1,000 for attendance at Committee meetings. Other fees are payable for special services performed for the Trust, but no such services were provided in 1995. Mr. Tanenbaum is not paid any fees for attendance at Trustee meetings or for any other special services performed for the Trust.


Employment Agreements

     The Trust entered into an Employment Agreement with Mr. Stein, a former employee of the Trust, dated January 10, 1994, for a term extending to June 30, 1996, which was terminated March 3, 1995, subject to the following: (i) Mr. Stein received $15,000 per month through October 31, 1995; (ii) Mr. Stein's restricted shares became fully vested; and (iii) Mr. Stein's stock options were terminated.

Compensation Committee Interlocks and Insider Participation

     The following Managing Trustees served on the Compensation Committee of the
Company:

                                          Phillip E. Stephens, Chairman

                                          Alton G. Marshall
                                          George R. Peacock

     None of these committee members served as an officer or employee of the Company during 1995 or any time prior thereto. However, Mr. Stephens is President of Compass and President of ERPM, the Company's former Advisor. The Trust paid Compass $375,000 and $329,000, in the years ended December 31, 1995 and 1994, respectively, and $264,000 to ERPM in 1994. (See Item 13)

Compensation Committee Report on Executive Compensation

     The Trust commenced substantial operations as of February 28, 1994, the date upon which the Company's operations converted from partnership form into a real estate investment trust. As part of that conversion, the Trust became largely self-managed. Prior to the conversion, the predecessor partnership was managed by the Advisor and, accordingly, it did not bear the expense of executive compensation directly. As part of the planning process in connection with the conversion, the Company retained a compensation consulting firm to render a report (the "Report") with respect to compensation to be paid to the Company's President and other senior management personnel.

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

     As a result of the foregoing, the base compensation for 1994 for the President was set at an annual rate of $175,000 and Mr. Tanenbaum was granted options to purchase 750,000 Common Shares at $10.00 per Common Share (the market price at date of grant). Such options vest at the rate of 20% per year commencing December 31, 1994 so long as Mr. Tanenbaum is employed by the Company at the applicable year-end, subject to immediate vesting upon death, disability or change in control. By structuring compensation in this manner, the President's total compensation was made heavily dependent upon the performance of the Common Shares in the market. The base compensation and option awards were reflected in the Company's Consent Solicitation Statement/Prospectus dated December 23, 1993 that was provided to Unitholders in the predecessor partnership in connection with their decision on whether to approve the conversion. Mr. Tanenbaum's $100,000 bonus for 1994 reflected a subjective and non- quantitative evaluation of his performance as well as his relatively low base compensation. During 1995, Mr. Tanenbaum's base salary remained at $175,000. No bonus or stock options were granted to Mr. Tanenbaum during the year.

     The compensation structure for the other members of senior management was also based in large part upon the Report. During 1994, in addition to base compensation, an annual discretionary bonus and share option grants, the other members of senior management also received grants of restricted shares, which vest annually over three years. The cash compensation and share option grants of the senior management other than Mr. Tanenbaum were set at levels closer to industry norms and, accordingly, a greater proportion of the other senior management's compensation consisted of cash as compared to Mr. Tanenbaum's compensation. During 1995, base compensation increased only modestly over 1994. Such increases reflect subjective and non-quantitative evaluations of the performance of such senior management. Cash bonuses during 1995 were substantially lower than 1994 reflecting the Company's inability to complete any real estate acquisition.

                                          Compensation Committee:

                                          Phillip E. Stephens, Chairman
                                          Alton G. Marshall
                                          George R. Peacock





Performance Graph

     The graph below compares the cumulative total stockholder return on the Company's Common Shares with the cumulative stockholder return of (i) the S&P Smallcap 600 Index and (ii) the NAREIT Equity Index, assuming an investment of $100 on March 1, 1994 in the Common Shares of the Company and an investment of $100 on February 28, 1994 in the stocks comprising the S&P Smallcap 600 Index and the NAREIT Equity Index (in each case assuming the reinvestment of all dividends).

                                    Cumulative Total Return
                               March 1, 1994     December 31, 1994   December 31, 1995
                               -------------     -----------------   -----------------

Arbor Property Trust               $100                $89                  $ 77
S&P Smallcap 600 Index             $100                $93                  $121
NAREIT Equity Index                $100                $96                  $111

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table shows the beneficial holdings of Common Shares as of March 1, 1996 of: (i) all persons known by the Company, based upon filings with the Securities and Exchange Commission, to be beneficial owners of more than 5% of its outstanding common shares; (ii) all Managing Trustees of the Company individually; (iii) all Executive Officers of the Company individually; and (iv) all Trustees and Executive Officers of the Company as a group.

                                                                         Number of
                                                                        Outstanding             % of
       Name                          Address                              Shares               Shares
       ----                          -------                              ------               ------
Equitable                      787 7th Avenue
                               New York, NY  10019                    1,467,698(1)            12.0%

Sylvan M. Cohen                1345 Chestnut Street                       6,000(2)               (3)
                               Philadelphia, PA  19107

Alton G. Marshall              136 E. 79th Street                         5,000(2)               (3)
                               New York, NY  10021

George R. Peacock              Monarch Plaza                             15,443(4)               (3)
                               3414 Peachtree Road
                               Suite 416
                               Atlanta, GA  30326

Phillip E. Stephens            5775 Peachtree Dunwoody               104,688(1)(2)               (3)
                               Suite 200D
                               Atlanta, GA  30342





Myles H. Tanenbaum             One Tower Bridge                    1,367,644(1)(5)             11.2%
                               Suite 800
                               W. Conshohocken, PA 19428

Kimli Cross Smith              One Tower Bridge                       15,300(6)(7)               (3)
                               Suite 800
                               W. Conshohocken, PA 19428

Richard P. Ferrell             2034 Green Acres Mall                  11,250(6)(8)               (3)
                               Valley Stream, NY 11581

Dennis J. Harkins              2034 Green Acres Mall                   7,700(6)(9)               (3)
                               Valley Stream, NY 11581




All Directors and
 Executive Officers as a
 Group (8 persons)                                                 1,533,027                   12.6%


(1) Includes the estimated allocation of Common Shares issued to the former General Partners of the Partnership, although a final allocation has not yet been completed. Until the Common Shares are distributed, voting of the shares will be controlled by Mr. Tanenbaum.

(2) Includes 5,000 Common Shares issuable upon the exercise of the vested portion of the 7,500 options which were granted to each Managing Trustee on January 25, 1994 and vest pro-rata over a three year period from the date of grant.

(3) The number of Common Shares represents less than 1% of the outstanding Common Shares.

(4) Includes 1,000 Common Shares owned by Mr. Peacock's wife, of which Mr. Peacock disclaims beneficial ownership. Also includes 5,000 Common Shares issuable upon the exercise of the vested portion of the 7,500 options which were granted on January 25, 1994 and vest pro-rata over a three year period from the date of grant.

(5) Includes 12,700 Common Shares owned by Mr. Tanenbaum's wife and 10,000 Common Shares owned by a trust of which he is a trustee. Excludes 125,445 Common Shares owned by Mr. Tanenbaum's adult children, of which Mr. Tanenbaum disclaims beneficial ownership. Also includes 300,000 Common Shares issuable upon the exercise of the vested portion of 750,000 options which were granted to Mr. Tanenbaum and which vest pro-rata over a five year period from the date of grant.

(6) Includes restricted Common Shares that will become unrestricted in equal annual increments over three years commencing one year from the grant date, or January

     25, 1995.

(7) Includes 13,000 Common Shares issuable upon the exercise of the vested portion of the 32,500 options which were granted on January 25, 1994 and vest pro-rata over a five year period from the date of grant.

(8) Includes 10,000 Common Shares issuable upon the exercise of the vested portion of the 25,000 options which were granted on January 25, 1994 and vest pro-rata over a five year period from the date of grant.

(9) Includes 7,000 Common Shares issuable upon the exercise of the vested portion of the 17,500 options which were granted on January 25, 1994 and vest pro-rata over a five year period from the date of grant.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Property was acquired by a Partnership which was the Company's predecessor, on August 27, 1986 at a purchase price of $135,859,782 from Green Acres Associates, a general partnership among Equitable, Sunrise Associates and the General Partners of the Partnership. Sunrise Associates, a limited partnership, is an affiliate of the General Partners of the Partnership. The Partnership's advisor was EQK Partners from inception until 1990.

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

     As advisor, ERPM received an advisory fee which was comprised of an annual base fee of $250,000 and an annual subordinated incentive advisory fee of $1,250,000 which increased in proportion to the amount by which aggregate distributions of operating cash flow to Unitholders exceed a ten percent return on the Unitholders' Adjusted Capital Contributions (as defined in the Partnership Agreement). The advisory agreement terminated on March 30, 1994. ERPM received an annual base advisory fee of $164,000 and $250,000 for the years ended December 31, 1994 and 1993, respectively. ERPM also earned a subordinated incentive advisory fee of $100,000 and $1,375,000, respectively, for the years ended December 31, 1994 and 1993. In addition, ERPM earned fees of $40,000 in 1993 for tax reporting services. Compass received a fee of $40,000 for tax reporting services in 1994 and $150,000 for services related to termination of a Pergament lease with replacement by Kmart.

     Upon sale of all or any portion of any real estate investment of the

Partnership, the Advisor was entitled to receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Partnership). The disposition fee was to be reduced by the amount of any brokerage commissions and legal expenses incurred by the Partnership in connection with such sales. Pursuant to this agreement with the Advisor, the Company paid a $290,000 fee to the Advisor during 1993 relating to service rendered in connection with the acquisition of the Bulova Parcel and its ultimate transfer to Home Depot (see Items 1,7 and 8). Pursuant to the Merger discussed in Item 4, the agreement with the Advisor was terminated as of March 30, 1994.

     The Partnership had entered into a property management agreement with Compass, a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger discussed in Items 1 and 4, the agreement with Compass was amended to limit Compass' scope of responsibilities primarily to accounting and financial services in connection with the operations of the Property and its compensation was reduced from 4% to 2% of net rental and service income. For the years ended December 31, 1995, 1994 and 1993, fees earned by Compass were $389,000, $289,000, and $786,000, respectively. That engagement will terminate August 31, 1998.

     The Advisor and Compass deferred its fees as an accommodation to the Company in connection with its refinancing efforts as described in Items 7 and
8. For the year ended December 31, 1993, the Partnership recorded interest expense on deferred fees of $249,000, representing an interest rate of 7.31% through April 1, 1993 and 8.5% thereafter applied to the cumulative unpaid fee balance. Such fees and the interest thereon were paid in full in August 1993 from the proceeds of the refinancing (see Items 7 and 8). The Advisor received a fee of $300,000 in 1993 for services in connection with the debt refinancing.

     The Company's executive offices are located at One Tower Bridge, W. Conshohocken, PA 19428. These offices, including furniture, telephones, and certain office services and equipment, have been furnished pursuant to leases with terms of between four and seven months at a monthly rate of $9,000 from a partnership owned by Mr. Tanenbaum and his sons.

     For a description of Common Shares issued to the Advisor pursuant to the Merger in connection with the termination of the Advisory Agreement and of Common Shares issued to the General Partners, see Items 1, 7 and 8.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                                 Page Number
                                                                                                 -----------
(a)      The following documents are filed as part of this report:

         1.       Consolidated Financial Statements
                  Report of Independent Public Accountants                                           36
                  Consolidated Balance Sheets at December 31, 1995 and 1994                          38
                  Consolidated Statements of Operations for the years ended
                    December 31, 1995, 1994 and 1993                                                 39
                  Consolidated Statements of Shareholders' Equity
                    for the years ended December 31, 1995, 1994 and 1993                             40
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1995, 1994 and 1993                                                 41
                  Notes to consolidated financial statements, including
                    supplementary data                                                               42
         2.       Financial Statement Schedules
                  Schedule II:       Valuation & Qualifying Accounts                                 56
                  Schedule III:      Real Estate and Accumulated
                                     Depreciation                                                    56
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





                           (d)      Agreement dated August 6, 1986 among Green
                                    Acres Associates, Gimbels Valley Stream, Inc.
                                    and Federated Department Stores, Inc.(1)
                           (e)      Lease dated February 6, 1981 between the
                                    Equitable Life Assurance Society of the United
                                    States and Allied Stores of New York, Inc.(1)
                           (f)      Lease dated December 15, 1954 by and between
                                    Sterling Estates, Inc. and JC Penney Company,
                                    as amended.(1)
                           (g)      Lease dated February 22, 1989 by and between
                                    Blumfold Corporation and the Partnership.(2)
                           (h)      First Amendment to Advisory Agreement dated
                                    as of December 15, 1989 between the
                                    Partnership and EQK Partners.(3)
                           (i)      Amendment to Lease between Blumfold Corporation
                                    and the Partnership dated June 22, 1990.(4)
                           (j)      Amendment to Lease between Blumfold Corporation
                                    and the Partnership dated August 13, 1990.(4)
                           (k)      Amendment to Amended and Restated Limited
                                    Partnership Agreement of the Partnership dated
                                    December 17, 1990.(4)
                           (l)      Acquisition Agreement between Bulova Corporation
                                    and the Partnership dated September 13, 1991.(5)
                           (m)      Agreement of Lease between Home Depot, USA,
                                    Inc. and the Partnership dated March 2, 1993.(6)
                           (n)      Lease Agreement between Kmart Corporation and
                                    the Partnership dated March 8, 1993.(6)
                           (o)      Form of Advisory Services Termination Agreement
                                    by and between the Company and Equitable Realty
                                    Portfolio Management, Inc.(7)
                           (p)      Form of Amended and Restated Property
                                    Management Agreement by and between the
                                    Company and Compass Retail, Inc.(7)
                           (q)      Consolidated and Restated Mortgage, Security
                                    Agreement, Assignment of Leases and Rents
                                    and Future Filing, dated as of August 19,
                                    1993, by and between the Partnership and EQK
                                    Green Acres Funding Corp.(7)
                           (r)      Note due August 19, 1998 in the principal amount
                                    of $118,000 from the Partnership to EQK Green
                                    Acres Funding Corp.(7)
                           (s)      Form of Collateralized Floating Rate Note due
                                    August 19, 1998 from EQK Green Acres Funding
                                    Corp.(7)
                           (t)      Interest Rate and Currency Exchange Agreement,
                                    dated as of August 12, 1993, by and between AIG





                                    Financial Products Corp. and EQK Green Acres
                                    Funding Corp., as agent for the Partnership.(7)
                           (u)      Indenture, dated as of August 19, 1993, by and
                                    between EQK Green Acres Funding Corp. and
                                    Bankers Trust Company.(7)
                           (v)      Agreement between the Partnership and PNC
                                    Bank dated August 19, 1993.(7)
                           (w)      Form of Agreement Relating to New York
                                    State Real Property Transfer Gains Tax by and
                                    among Equitable Life Assurance Society of the
                                    United States, Equitable Realty Portfolio
                                    Management, Inc., the Company and the other
                                    signatories thereto.(7)
                           (x)      Loan Extension Agreement between PNC Bank
                                    and the Registrant dated March 30, 1993(6)
                           (y)      EQK Green Acres Trust Incentive Share Plan.(8)
                           (z)      Amended and restated loan agreement by and between
                                    Green Acres Mall Corp. and PNC Bank, National
                                    Association, dated as of August 8, 1994.(9)
                           (aa)     Guaranty and Surety Agreement by and between the Trust
                                    and PNC Bank, National Association, dated August 8,
                                    1994.(9)
                           (ab)     Confirmation of Swap Transaction by and between Arbor
                                    Property Trust and Goldman Sachs Capital Markets, L.P.
                                    dated as of May 23, 1995.(10)
                           (ac)     Loan Modification Agreement by and between PNC Bank
                                    and the Registrant dated December 26, 1995. (11)

                  (11)     See the Consolidated Statement of Operations.
                  (12)     Inapplicable.
                  (13)     Inapplicable.
                  (16)     None.
                  (18)     None.
                  (21)     Subsidiaries of the Registrant schedule(7)
                  (22)     Inapplicable.
                  (23)     (a) Consent of Arthur Andersen LLP
                           (b) Consent of Deloitte & Touche LLP
                  (24)     None.
                  (27)     Financial Data Schedule
                  (28)     None.

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the fourth quarter of 1995.
(c)      See paragraph (a) 3. above
(d)      See paragraph (a) 2. above

- ---------------------------

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

(10) Incorporated herein by reference to exhibit filed with Registrant's Form 10-Q for the quarter ended June 30, 1995.

(11) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

                                   Arbor Property Trust


                                   By:  /s/ Myles H. Tanenbaum
                                        -------------------------------------
                                        Myles H. Tanenbaum,
                                        Managing Trustee and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                                  Title
- ----------                                  -----


/s/ Myles H. Tanenbaum                      Managing Trustee and President
- -----------------------------               (Principal Executive
Myles H. Tanenbaum                          and Financial Officer)


/s/ Phillip E. Stephens                     Managing Trustee
- -----------------------------
Phillip E. Stephens


/s/ Sylvan M. Cohen                         Managing Trustee
- -----------------------------
Sylvan M. Cohen


/s/ Alton G. Marshall                       Managing Trustee
- -----------------------------
Alton G. Marshall


/s/ George R. Peacock                       Managing Trustee
- -----------------------------
George R. Peacock


/s/ Dennis Harkins                          Treasurer and Controller
- -----------------------------
Dennis Harkins

                              Arbor Property Trust

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES


Arbor Property Trust                                                     Page

Report of Independent Public Accountants...................................36

Consolidated Balance Sheets as of December 31, 1995 and 1994...............38

Consolidated Statements of Operations for the years ended
      December 31, 1995, 1994, and 1993....................................39

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994, and 1993..............................40

Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994, and 1993....................................41

Notes to Consolidated Financial Statements.................................42


Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts............................56

Schedule III - Real Estate and Accumulated Depreciation....................56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Trustees of Arbor Property Trust:


We have audited the accompanying consolidated balance sheets of Arbor Property Trust and Subsidiary (a Delaware Business Trust) as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Property Trust and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The 1995 and 1994 schedules, listed in the Index to the Financial Statements and Financial Statement Schedules, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. The 1995 and 1994 schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP


      Philadelphia, PA
      March 15, 1996

INDEPENDENT AUDITOR'S REPORT


Board of Trustees and Shareholders
Arbor Property Trust

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Arbor Property Trust (the "Trust"), a Delaware business trust for the year ended December 31, 1993. These consolidated financial statements and the consolidated financial statement schedules discussed below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Trust for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audit also comprehended the consolidated financial statement schedules of the Trust as of December 31, 1993 and for the year ended December 31, 1993.
In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly, in all material respects, the information set forth therein.

                                               Deloitte & Touche LLP

Atlanta, Georgia
March 10, 1994

                              ARBOR PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share

- --------------------------------------------------------------------------------
                                                             December 31,
                                                         1995           1994
- --------------------------------------------------------------------------------
                                     ASSETS

Investments in Green Acres Mall Corp., at cost:
  Land                                                 $30,295         $30,295
  Buildings and improvements                           140,022         139,249
  Capitalized lease                                      7,125           7,125
  Personal property                                      1,175           1,075
  Construction in progress                               ---                10
- --------------------------------------------------------------------------------
                                                       178,617         177,754
  Less accumulated depreciation                         30,890          26,621
- --------------------------------------------------------------------------------
                                                       147,727         151,133
Tenant security deposits & escrowed cash                   625             817
Cash and short-term investments                            ---             ---
Accounts receivable (net of allowances for
  doubtful accounts of $129 and $898)                    9,131           7,306
Other assets, net                                        5,109           6,068
- --------------------------------------------------------------------------------
TOTAL ASSETS                                          $162,592        $165,324
================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Collateralized floating rate notes (net of
      unamortized discount of $62 and $86)            $117,938        $117,914
  Distributions payable                                  2,129           3,321
  Obligation under capital lease                         7,001           6,994
  Note payable to bank                                   6,900           4,300
  Accounts payable and other liabilities                 4,207           3,584
  Due to affiliates                                         37              20
- --------------------------------------------------------------------------------
                                                       138,212         136,133
- --------------------------------------------------------------------------------

Commitments and Contingencies:

Shareholders' Equity:
  Shares of beneficial interest, without par value:
      Authorized:  5,000,000 preferred shares,
      45,000,000 common shares, and 50,000,000
      excess shares; Issued and outstanding:
       12,164,218 and 12,074,774 common shares         117,991         117,209
  Distributions in excess of accumulated earnings      (93,611)        (88,018)
- --------------------------------------------------------------------------------
                                                        24,380          29,191
- --------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $162,592        $165,324
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, expept shares and per share data)

- ----------------------------------------------------------------------------------------------------------
                                                                         Years Ended December 31,
                                                                    1995         1994            1993
- ----------------------------------------------------------------------------------------------------------
Revenues from rental operations                                $    22,186    $    21,465     $    20,370
Operating expenses, net of tenant reimbursements
  (includes fees to affiliate of $389, $289 and $786)                1,496          1,908           2,059
Advisory and termination fees paid to former advisor,
  discontinued March 30, 1994 (including $3,843 as a result
  of the termination of the advisory agreement in 1994)               --            4,107           1,625
Provision for doubtful accounts                                        192            453             424
Depreciation and amortization                                        4,403          4,164           3,969
- ----------------------------------------------------------------------------------------------------------
Income from rental operations                                       16,095         10,833          12,293
Interest expense (includes interest expense to affiliate of
  $249 in 1993 and amortization of refinancing costs)               10,755          8,573           9,834
Merger expenses                                                       --             --             1,250
Unusual  and nonrecurring expenses                                     262           --              --
Other expenses, net of interest income                               2,157          2,765             499
- ----------------------------------------------------------------------------------------------------------
Income (loss) before gain on sale of real estate
  and extraordinary loss                                             2,921           (505)            710
Gain on sale of real estate                                           --              839             440
- ----------------------------------------------------------------------------------------------------------
Income  before extraordinary loss                                    2,921            334           1,150
Extraordinary loss from early retirement of debt                      --             --            (6,373)
- ----------------------------------------------------------------------------------------------------------
Net income (loss)                                              $     2,921    $       334    ($    5,223)
==========================================================================================================

Income (loss) per weighted average share:
Income (loss) before gain on sale of real estate
  and extraordinary loss                                       $      0.24   ($     0.04)     $      0.07
Gain on sale of real estate                                           --             0.07            0.04
- ----------------------------------------------------------------------------------------------------------
Income  before extraordinary loss                                     0.24           0.03            0.11
Extraordinary loss from early retirement of debt                      --             --             (0.62)
- ----------------------------------------------------------------------------------------------------------
Net income (loss)                                              $      0.24    $      0.03    ($      0.51)
==========================================================================================================
Weighted average number of shares outstanding                   22,142,454     11,681,960      10,277,469
==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

- --------------------------------------------------------------------------------------------
                                                                Distributions in
                                                  Shares of       Excess of
                                                  Beneficial     Accumulated
                                                  Interest         Earnings          Total
- --------------------------------------------------------------------------------------------
Balance, January 1, 1993                          $ 95,500       ($ 58,606)         $36,894

Net loss for the year ended December 31, 1993                       (5,223)          (5,223)
Distributions ($1.10 per Common Share)                             (11,305)         (11,305)
- --------------------------------------------------------------------------------------------
Balance, December 31, 1993                          95,500         (75,134)          20,366

Net income for the year ended December 31, 1994                        334              334
Distributions ($1.10 per Common Share)                             (13,218)         (13,218)
Shares issued in conversion to REIT                 16,371                           16,371
Shares issued in termination of Advisory Agreement   3,843                            3,843
Restricted Shares issued to executive officers           6                                6
Shares issued upon dividend reinvestment             1,489                            1,489
- --------------------------------------------------------------------------------------------
Balance, December 31, 1994                         117,209         (88,018)         $29,191

Net income for the year ended December 31, 1995                      2,921            2,921
Distributions ($.70 per Common Share)                               (8,514)          (8,514)
Restricted Shares issued to executive officers          42                               42
Shares issued upon dividend reinvestment               740                              740
- --------------------------------------------------------------------------------------------

Balance, December 31, 1995                        $117,991       ($ 93,611)         $24,380
============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.





                              ARBOR PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

- --------------------------------------------------------------------------------------------
                                                         Years Ended December 31,
                                                      1995          1994        1993
- --------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                  $2,921         $334      ($5,223)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Extraordinary loss from early
        retirement of debt                              ---          ---        6,373
      Provision for doubtful accounts                   192          453          424
      Depreciation and amortization                   4,403        4,164        3,969
      Amortization of deferred financing costs        1,245        1,212          582
      Amortization of zero coupon mortgage
        note discount                                   ---          ---        5,558
      Amortization of collateralized floating rate
        note discount                                    24           23            9
      Amortization of deferred compensation              42          ---          ---
      Termination of advisor agreement                  ---        3,843          ---
      Gain on sale of real estate                       ---         (839)        (440)
      Changes in assets and liabilities:
        Increase in accrued rent receivable            (923)      (1,208)        (869)
        (Increase) decrease  in accounts receivable,
            tenant security deposits and escrowed
            cash and other assets                    (1,322)         161       (1,574)
        Increase (decrease) in accounts payable and
            other liabilities and due to affiliates     647         (428)      (2,100)
- --------------------------------------------------------------------------------------------
  Net cash provided by operating activities           7,229        7,715        6,709
- --------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of real estate, net               ---         1,435        9,377
  Additions to buildings and improvements
    and personal property                             (863)       (1,489)      (2,114)
  Additions to property under contract                 ---           ---       (5,703)
  Decrease (increase) in restricted cash               ---           500         (500)
- --------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing
    activities                                        (863)          446        1,060
- --------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Distributions paid                                (9,706)      (12,723)     (11,305)
  Proceeds from dividend reinvestment                  740         1,489          ---
  Retirement of zero coupon mortgage note              ---           ---      (95,399)
  Proceeds from issuance of collateralized floating
    rate notes                                         ---           ---      117,882
  Payment of deferred financing costs                  ---           ---       (5,231)
  Borrowings under (repayment of) bank
    line of credit                                   2,600         2,500      (14,700)
- --------------------------------------------------------------------------------------------
  Net cash used in financing  activities            (6,366)       (8,734)      (8,753)
- --------------------------------------------------------------------------------------------
Decrease in cash and short-term investments              0          (573)        (984)
Cash and short-term investments,
  beginning of year                                      0           573        1,557
- --------------------------------------------------------------------------------------------
Cash and short-term investments, end of year            $0            $0         $573
============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                              Arbor Property Trust
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

NOTE 1: Merger Transaction and Basis of Presentation

         Arbor Property Trust (the "Trust"), formed on September 8, 1993 as a Delaware business trust, has an indefinite life and has elected real estate investment trust ("REIT") status under the Internal Revenue Code of 1986, as amended, with the filing of its Federal income tax return for the year ended December 31, 1994. On February 28, 1994, EQK Green Acres, L.P. (the "Partnership") merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust. Prior to February 28, 1994, the Trust did not have significant operations. The Trust and the Partnership are collectively referred to herein as the "Company". The Company, through its wholly-owned subsidiary, Green Acres Mall Corp., owns and operates the Mall, a 1.6 million square foot super-regional enclosed shopping mall complex situated in southwestern Nassau County, Long Island, New York.

         The Partnership had been formed pursuant to an Agreement of Limited Partnership dated as of June 30, 1986 (and amended and restated as of August 27, 1986) to acquire and operate Green Acres Mall (the "Property" or the "Mall"). In 1991, the Partnership completed the conversion of a leased industrial building, located adjacent to the Property, into a convenience shopping center known as the Plaza at Green Acres (the "Plaza").

         Pursuant to the merger, Unitholders of the Partnership received 10,172,639 Common Shares of Beneficial Interest of the Trust (the "Common Shares") on account of their 98.98% percentage interest in the Partnership; the General Partners of the Partnership received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the Special General Partner of the Partnership received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement (see Note 5), the Advisor received 308,933 Common Shares on March 30, 1994. In addition, pursuant to an agreement with the Company, all distributions, prior to May 1995, with respect to the Common Shares issued for the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor were reinvested through a dividend reinvestment plan in newly issued Common Shares. Distributions aggregating $740,000 and $1,489,000 were reinvested under this plan in 1995 and 1994, respectively.

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

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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


Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

         The Company recognizes minimum rental income from leases with scheduled rent increases on a straight-line basis over the lease term. Accrued rent receivable, included in accounts receivable in the accompanying balance sheets, represents the difference between the straight line rent and amounts currently due. At December 31, 1995 and 1994 the accrued rent receivable was $4,184,000 and $3,261,000, respectively. Percentage rents and payments for taxes, insurance and maintenance

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


by tenants are estimated and accrued.

Capitalization, Depreciation and Amortization

         Depreciation of the Property is provided on a straight-line basis over the estimated useful lives of the related assets, ranging generally from 10 to 40 years. The capitalized lease asset is amortized over its term. Deferred financing costs, which are included in other assets in the accompanying balance sheets, are amortized on a straight line basis over the term of the related debt. At December 31, 1995 and 1994 deferred financing costs were $6,063,000 and $5,988,000, net of accumulated amortization of $2,938,000 and $1,694,000, respectively.

Deferred Leasing Costs

         Costs incurred in connection with the execution of a new lease, including leasing commissions, costs associated with the acquisition or buy out of existing leases and legal fees, which are included in other assets in the accompanying balance sheets, are deferred and amortized over the term of the new lease. At December 31, 1995 and 1994 deferred leasing costs were $1,984,000 and $1,964,000, net of accumulated amortization of $491,000 and $357,000, respectively.

Income Taxes

         Effective with the filing of the Federal income tax return for the year ended December 31, 1994, the Company elected and qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified. Accordingly, no provision has been made for Federal income taxes in the accompanying 1995 and 1994 financial statements.

         The Company is subject to a Federal excise tax computed on a calendar year. The excise tax equals 4% of the excess, if any, of 85% of the Company's ordinary income plus 95% of the Company's capital gain net income for the calendar year over cash distributions during the calendar year, as defined. No provision for excise tax was made for fiscal years 1995 and 1994, as no tax was due.

         In 1993, no provision was made in the accompanying consolidated financial statements for income tax liabilities since the Unitholders and General Partners of the Partnership were required to include their respective share of profits and losses in their individual tax returns.

         The tax status of distributions paid to beneficiaries was composed of the following for the calendar years ended December 31, 1995 and 1994.


                                  1995              1994

Ordinary Income                   $.24              $  --
Return of Capital                  .56               1.10
                                  -----             ------
                                  $.80              $1.10

Consolidated Statements of Cash Flows

         Cash equivalents include short-term investments with an original maturity of three months or less.

         Included in the consolidated statements of cash flows are cash payments for interest of $9,598,000, $6,859,000 and $3,334,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

         Other non-cash financing and investing activities are discussed in
Note 1.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Fair Value Disclosures

         The carrying value of the Company's collateralized floating rate notes approximates fair value since the interest rate on the notes is reset quarterly. The interest rate cap agreement described in Note 4 entitles the Company to receive from the counter party (a major insurance company) the amounts, if any, by which the Company's interest payments on $118,000,000 of collateralized floating rate notes exceed 9%. The purchase price paid for the interest rate cap is included in other assets in the accompanying balance sheets and is amortized to interest expense over the term of the agreement. At December 31, 1995, the unamortized value of the cap was $539,000. The fair value of the cap at December 31, 1995 $53,000 was determined by reference to a quote obtained from the counter-party.

         In May 1995, the Company entered into a swap transaction which fixed the interest rate on the Floating Rate Notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. The fair value of the interest rate swap agreement represents the estimated amount that the Trust would receive or (pay) to terminate the swap, taking into account current interest rates and the credit-worthiness of swap counter party. At December 31, 1995 the fair value of the interest rate swap agreement was ($514,000).

         The carrying value of the Company's other financial instruments (cash, receivables and payables) approximate their market value because of the short maturity of those instruments.


Impact of Financial Accounting Standards Not Yet Adopted

         The Company has not yet adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This Statement also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. If the sum of the expected future cash flows from the use of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Management has concluded the impact of adopting this Statement in fiscal year 1996 will not be material to the financial statements of the Company.

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

         Percentage rentals amounted to $2,041,000, $1,871,000 and $2,563,000 for the years ended December 31, 1995, 1994, and 1993, respectively. In addition, the tenants pay certain utility charges to the Company and, in most leases, reimburse their proportionate share of real estate taxes and common area expenses.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         The Company leases space to national, regional, and local tenants. Diversity in the tenant mix minimizes exposure to credit risk from geographic concentration. However, regional and local tenants may represent a higher level of credit risk. In certain instances, the Company obtains security deposits to mitigate risk from less creditworthy tenants.

         Future minimum rentals under existing leases at December 31, 1995 are as follows:

          Years ending
          December 31,                                            Amount

           1996 ............................................... $ 17,427,000

           1997 ...............................................   17,252,000

           1998 ...............................................   16,823,000

           1999 ...............................................   16,266,000

           2000 ...............................................   15,039,000

           Thereafter .........................................   90,777,000
                                                                ------------

                                                                $173,584,000
                                                                ============

The Company as Lessee

         In 1990, the Company entered into a 30-year lease, with three, six-year renewal options, on the Plaza, an adjacent 9-acre site on which there is situated an industrial building that has been renovated and converted into retail shopping space. The Plaza opened for business in September 1991. In addition to specified rents, the Plaza lease requires the Company to pay property taxes, insurance, operating expenses and additional rentals based on a percentage of revenues generated by the operations of the Plaza. No such additional rentals were paid in 1995, 1994 or 1993. In accordance with generally accepted accounting standards, the portion of the lease related to the building is accounted for as a capital lease while the portion related to the land is accounted for as an operating lease.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         The following is a schedule of future minimum lease payments under the lease as of December 31, 1995:

                                                                Capital             Operating
                                                                 Lease                Lease
                                                               Component            Component
   1996 ..................................................... $  678,000          $   762,000

   1997 .....................................................    702,000              788,000

   1998 .....................................................    707,000              793,000

   1999 .....................................................    707,000              793,000

   2000 .....................................................    707,000              793,000

   Thereafter ...............................................$27,317,000          $30,683,000
                                                              -----------          -----------

   Minimum Lease Payments                                     $30,818,000          $34,612,000
                                                              -----------          -----------

   Less Amount Representing Interest                          (23,817,000)
                                                              -----------

   Present Value of Minimum Lease Payments                     $7,001,000
                                                              ===========


         For the years ended December 31, 1995, 1994, and 1993, total rental expense under the operating lease portion of this lease was $728,000, $731,000 and $734,000, respectively, all of which represented minimum lease payments.

         As of December 31, 1995, the Company has signed sublease agreements with certain tenants of the Plaza, which agreements generally provide for rentals based on a percentage of tenant sales in addition to base rental. Sublease income of $38,161,000 will be received over the remaining terms of the respective leases. Such income is included in the future minimum rentals table presented above. Sublease income totaled $2,398,000, $2,394,000 and $2,189,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         In January 1993, the Partnership terminated its lease with Pergament Home Improvement Center ("Pergament"), one of the anchor tenants at the Plaza, and entered into a new lease agreement covering Pergament's space and all but one of the Plaza's small store spaces with Kmart Corporation. In connection with the lease termination, the Company paid Pergament $450,000. This cost has been deferred and is amortized over the term of the lease with the Kmart Corporation.


NOTE 4: Debt Financing

         On August 19, 1993, the Company completed a comprehensive refinancing by issuing collateralized floating rate notes ("floating rate notes") in the aggregate principal amount of $118,000,000. The proceeds from the sale of the floating rate notes were used, in part, to pay the approximate $95,399,000 purchase price for the zero coupon first mortgage note previously outstanding and retire a $16,500,000 term loan note at face value. The proceeds from the issuance of the floating rate notes were also used to purchase an interest rate cap for $1,023,000 and to pay mortgage recording taxes and other costs incurred in connection with this refinancing. The floating rate notes were recorded net of a $118,000 discount. In connection with the early extinguishment of the zero coupon first mortgage note, the Company recognized an extraordinary charge to earnings of $6,373,000.

         The floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis which commenced on November 12, 1993. The interest rate is subject to reset on such interest payment dates. The initial interest rate, 4.03%, was effective for the period August 19, 1993 to November 11, 1993. On November 13, 1993, the interest rate was reset to 4.28%. On November 12, 1994, the interest rate was reset to 6.59%. The weighted average interest rate for 1995 and 1994 was 6.89% and 5.29%, respectively. The interest rate cap provides that the effective interest rate applicable to the $118,000,000 face value of the notes will not exceed 9% per annum through their maturity date. Should such debt's interest rate rise above 9%, the Company would record amounts receivable from the counter-party as a reduction to interest expense. In May 1995, the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the floating rate notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. This agreement fixed the rate for a period of one year and eliminated the risk of increases in the LIBOR rate. The weighted average interest rate for 1995, without the existence of the swap, would have been 6.77%. The Company is exposed to certain losses in the event of non-performance by the counter-parties to the interest rate cap and the interest rate swap.
The Company is exposed to certain losses in the unlikely

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


event of non-performance by the counter-parties to these agreements. The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by the Green Acres Mall Corp. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from Green Acres Mall Corp. to debt service requirements of the floating rate notes. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at December 31, 1995.

         As part of its comprehensive debt restructuring, the Company also obtained a $3,400,000 unsecured line of credit facility from a bank in 1993. The line of credit agreement bears interest at 1% above the bank's prime rate. Effective August 8, 1994, this line of credit was increased to $5,900,000 and its maturity extended to April, 1995. In April, 1995, this line of credit was modified to allow the Company to elect an interest rate of prime plus 1% or Euro-rate plus 2.5% and increase the amount available to $6,900,000 and extend the maturity to December 31, 1995. In December, 1995 the maturity was extended to December 31, 1996. The line of credit agreement also contains certain covenants which, among other matters, limit the amount of the Company's annual dividend to an amount that does not exceed operating cash flow (as defined), and requires the Company to maintain a quarterly debt service coverage ratio (as defined). At December 31, 1995 and 1994, the Company had borrowed $6,900,000 and $4,300,000, respectively, under this credit facility. The floating rate notes' mortgage agreement places certain limitations on Green Acres Mall Corp.'s ability to borrow under the line of credit agreement. The weighted average amounts outstanding under short term borrowings during 1995, 1994 and 1993 were $5,213,000, $2,890,000 and $9,925,000, with corresponding interest rates of 9.9%, 8.2% and 7.4%. The maximum outstanding borrowings during 1995, 1994 and 1993 were $6,900,000, $5,150,000 and $16,500,000, respectively.

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

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5: Transactions with Affiliates

         Prior to the termination of its advisory agreement as discussed below, Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), acted as "Advisor" to the Partnership. The Advisor made recommendations to the Managing General Partner concerning investments, administration and day-to-day operations. For performing these services, the Advisor received an annual base advisory fee of $250,000 in 1993. In 1994, the Advisor earned a base advisory fee of $164,000. The Advisor also received an annual subordinated incentive advisory fee of $1,250,000 which increased in proportion to the amount by which aggregate distributions of operating cash flow to Unitholders exceeded a 10% return on the Unitholders' Adjusted Capital Contributions (as defined in the Partnership Agreement). Payment of this fee was subordinated to a minimum annual distribution equal to a 10% return to Unitholders. Portions of the fee not paid in any year because of such subordination were to be deferred and paid from future operating cash flow on a subordinated basis. For the year ended December 31, 1993, the subordinated incentive advisory fee was $1,375,000. In 1994, the Advisor earned an incentive advisory fee of $100,000. In addition, the Advisor earned a fee of $40,000 in 1993 related to certain tax reporting services provided to the Company.

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

         The Partnership paid a fee of $150,000 in 1993 to the Advisor for services in conjunction with the termination of the lease with Pergament and the procurement of a new lease with Kmart Corporation (see Note 3).

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Pursuant to the merger discussed in Note 1, upon the expiration of a 30 day transition period agreement commenced March 1, 1994, the agreement with the Advisor was terminated.

         The Partnership had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the merger discussed in Note 1, the agreement with Compass was amended to limit Compass' scope of responsibilities primarily to accounting and financial services in connection with the operations of the Property, and the Plaza and its compensation was reduced from 4% to 2% of net rental and service income as of March 1, 1994. For the years ended December 31, 1995, 1994 and 1993, management fees earned by Compass were $389,000, $289,000 and $786,000, respectively. In addition, in 1994 Compass earned a fee of $40,000 for certain tax reporting services provided to the Company. The agreement with Compass terminates on August 31, 1998.

         The Advisor and Compass deferred its fees as an accommodation to the Partnership in connection with refinancing effort (see Note 4). For the year ended December 31, 1993, the Company recorded interest expense on deferred fees of $249,000, representing interest rates of 7.31% through April 1, 1993 and 8.5% thereafter applied to the cumulative unpaid fee balances. No interest was payable in 1994 as the fees were paid in 1994.

         In 1995 and 1994, the Company incurred $156,000 and $144,000, respectively, related to a lease for the executive offices, including furniture, telephone services, and other office services and equipment, with a partnership owned by the President of the Company and his sons. Under the terms of this lease, the Company has ongoing lease commitments of approximately $9,000 monthly through June 30, 1996.

NOTE 6: Development Activities

         In April 1993, the Company completed the acquisition of an adjacent industrial tract (the "Bulova Parcel") through a subsidiary partnership and entered into a lease/purchase agreement for this real estate with Home Depot. Pursuant to the lease/purchase agreement, Home Depot paid $9,500,000 to the Company to complete the purchase of the Bulova Parcel. As a result of the completion in 1993 of specified environmental work, the lease/purchase agreement obligated Home Depot to take title to the Bulova Parcel. In connection with this lease/purchase agreement, the Company recognized a gain on sale of real estate of $440,000 during 1993. Subsequent to December 31, 1993, the Company's restricted cash balance of $500,000 was released from escrow.

         In January 1994, the Company completed the sale to Home Depot of an approximate two acre parking lot tract adjacent to the Bulova Parcel. The proceeds

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



from the sale were $1,500,000, resulting in a 1994 gain on sale of real estate of approximately $839,000.

NOTE 7: Incentive Share Plan

         On January 25, 1994, the Board of Trustees adopted an Incentive Share Plan (the "Plan") which provides for the issuance of up to 1,500,000 Common Shares to outside Trustees, officers and key executives of the Company through options to purchase Common Shares, share appreciation rights, and restricted share grants. Common Share options may be options that are intended to qualify as incentive options under the Internal Revenue Code of 1986, as amended, or options which are not intended to so qualify. The Plan was approved by the shareholders at the annual meeting in November 1994. Options will be granted with an exercise price that approximates the fair value of the Common Shares on the grant date.

         Concurrent with the adoption of this Plan, the Company granted options to purchase 7,500 Common Shares to each of its four eligible Trustees and options to purchase an aggregate of 875,000 (since reduced to 825,000) Common Shares to certain officers. Certain officers also received in aggregate 5,950 restricted Common Shares. All such options have an exercise price of $10 per Common Share and vest ratably commencing one year from the grant date in equal annual increments over three and five years for the Trustee and officer options, respectively. The restricted shares become unrestricted in equal annual increments over three years commencing one year from the grant date. The market value of the restricted shares awarded of $60,000 is being amortized to expense over the three year vesting period and was $42,000 in 1995. No options were exercised during 1995. At December 31, 1995, 589,050 Common Shares are available to be awarded under the Plan.

NOTE 8: Commitments and Contingencies

         Pursuant to the terms of the Plaza lease, the Company was required to provide, or cause a third party lender to provide, mortgage financing of $4,800,000 to the lessor.

         In January, 1992, the Company arranged such financing from a third party lender for a term of five years at an interest rate of 10.25%. The Company has an option to extend the financing for an additional five years at a variable rate of interest. This financing replaced an existing mortgage, and is secured by the Plaza property, but is non-recourse to the lessor. The Company is required to make all debt service payments on behalf of the lessor and receives an offset to its minimum rent equal to 1% per month, 12% annually, of the total financing provided to the lessor.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9:  Selected Quarterly Financial Data (Unaudited)

         The following is a summary of selected quarterly financial data for the years ended December 31, 1995 and 1994. Such data includes certain reclassifications to accounts presented in quarterly reports on Form 10-Q in order to conform their presentation to that used in the consolidated statements of operations presented herein.

                                               (in thousands except per Common Share amounts)
                                                                Quarter Ended
                                              March 31      June 30     Sept. 30      Dec. 31
                                              --------      -------     --------      -------

1995
- ----

Revenues from rental operations                $5,220       $5,727        $5,603       $5,636
Income from rental operations                   3,772        4,166         4,026        4,131
Net income                                        303          938           742          938
Net income  per Share                            $.03         $.08          $.06         $.07
Weighted average number of shares
   outstanding                             12,104,846   12,145,570    12,156,942   12,161,676

1994
- ----

Revenues from rental operations                $5,228       $5,244        $5,273       $5,720
Income (loss) from rental operations             (267)       3,459         3,531        4,110
Income (loss) before gains on sale of
   real estate                                 (2,626)         926           822          373
Gain on sale of real estate                       839           --            --           --
Net income (loss)                              (1,787)         926           822          373
Income (loss) before gain on sale
   of real estate per weighted average
   Common Share                                 $(.25)       $ .08          $.07         $.03
Gain on sale of real estate                       .08           --            --           --
                                               ------     --------       -------      -------
Net income (loss) per
    Share                                       $(.17)       $ .08          $.07         $.03
Weighted average number of shares
   outstanding                             10,738,640   11,931,988    11,990,044   12,046,403

         The decrease in revenues from rental operations in the fourth quarter of 1995 in comparison to the fourth quarter of 1994 was primarily a result of a reduction in the fourth quarter of the estimate of percentage rental income for 1995.

         The decrease in net income in the fourth quarter of 1994 in comparison to the second and third quarters of 1994 relates to accruals to management bonuses and other expenses associated with winding down the Partnership.

         As discussed in Note 1, the Company recorded a charge of $3,843,000 in the first quarter of 1994 related to the termination of the advisory agreement.

                              ARBOR PROPERTY TRUST
                               December 31, 1995
                                 (In thousands)

- -----------------------------------------------------------------------------------------------------------------------------
                                     Schedule II - Valuation and Qualifying Accounts
- -----------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                        ------------------------------
                                   Balance at           Charged to          Charged to                  Balance at
                                   Beginning            Costs and            Other        Deductions      End of
Description                        of Period            Expenses            Accounts          (1)         Period
- -----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
            1995                      $898                 $192                --            $961            $128
            1994                      $723                 $453                --            $278            $898
            1993                      $994                 $424                --            $695            $723

(1) Write-offs of accounts receivable
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
                                    Schedule III - Real Estate and Accumulated Depreciation
- -----------------------------------------------------------------------------------------------------------------------------

                                           Cost Capitalized     Gross Amount
                                             Subsequent to    at which Carried                                        Life on which
                   Initial Cost (3)           Acquisition  at Close of Period (5) (6)                                Depreciation in
                 --------------------        ------------- --------------------------
                                                                                                                         Latest
                                      Bldg &                          Bldg. &               Accum.   Date of     Date  Income Stmt.

                                                                                                     Con-                   is
Description  Encumbrance    Land     Improve. Improvements  Land      Improve.   Total     Deprec.  struction  Acquired   Computed
- ------------------------------------------------------------------------------------------------------------------------------------
Green Acres
 Mall        $117,938 (1)  $27,865   $108,895   $ 17,196   $30,295   $139,438   $169,733   $29,010   1955(4)   86-08-27   40 yrs.

Plaza at
 Green Acres  117,938 (2)     --        6,913        212      --        7,125      7,125       998   1991      90-08-13   40-48 yrs.

                7,001 (2)
- ------------------------------------------------------------------------------------------------------------------------------------

Totals       $124,939     $ 27,865   $115,808   $ 17,408   $ 30,295  $146,563   $176,858   $30,008
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Encumbrance is a floating rate note constituing a first lien on the real estate.

(2) The Plaza at Green Acres is a leased asset. Encumbrances constitue a first leasehold mortgage collateralizing the floating rate notes ($117,938) and the obligation under the capitalized lease ($7,001).

(3) Includes $10,175 representing the deemed value of units issued to affiliates of the former owners of Green Acres Mall and the General Partnership interest ($2,075 in Land, $8,100 in Buildings and Improvements).

(4) Original construction was completed in 1955; mall was expanded/renovated in 1982-83 and renovated again in 1990-91.

(5) The aggregate tax basis of the Trust's property is $ 134,000,000 as of December 31, 1995.

(6) Includes $3,024,000 and $13,347,000 which are included in Land and Building & Improvements as a result of the conversion
    (See Note 1 to the consolidated December 31, 1995 financial statements.)



Reconciliation of Gross Carrying Amount of Real Estate:                       Reconciliation of Accumulated Depreciation
- ------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1993                                      $ 157,615       Balance, January 1, 1993                    $  18,662
    Improvements and Additions, 1993                          $   2,084         Depreciation expense                          3,727
   Write-off of fully depreciated assets                           (183)        Write-off of fully depreciated assets          (183)
                                                              ---------                                                   ---------
Balance, December 31, 1993                                    $ 159,516       Balance, December 31, 1993                  $  22,206
    Improvements and Additions, 1994                              1,489         Depreciation expense, 1994                    3,886
    Sale to Home Depot                                             (594)        Write-off of fully depreciated assets          (103)
    Additions relating to conversion to REIT                     16,371                                                   ---------
   Write-off of fully depreciated assets                           (103)      Balance, December 31, 1994                  $  25,989
                                                              ---------         Depreciation expense, 1995                    3,759
Balance, December 31, 1994                                    $ 176,679       Balance, December 31, 1995                     29,748
    Improvements and Additions, 1995                                763                                                   =========
                                                              ---------
Balance, December 31, 1995                                    $ 177,442
                                                              =========

                                   EXHIBIT INDEX

         Exhibit No.            Description
         -----------            -----------
            10.(c)             Loan Mofification Agreement by and between PNC
                               Bank and the Registrant dated December 26, 1995.
            23.(a)             Consent of Arthur Andersen LLP
            23.(b)             Consent of Deloitte & Touche LLP
            27                 Financial Data Schedule