Form 10-Q
period 1996-03-31
ARBOR PROPERTY TRUST
filed 1996-05-15
CIK 912025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ]             SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________to_________

                           Commission File No. 1-12412

                              ARBOR PROPERTY TRUST
             (Exact name of Registrant as specified in its Charter)

                    Delaware                           23-2740383
          ---------------------------------     -------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

        Suite 800, One Tower Bridge, W. Conshohocken, PA         19428
      ----------------------------------------------------   -------------
            (Address of principal executive offices)           (Zip code)

                                 (610) 941-2933
           --------------------------------------------------------------
              (Registrant's telephone number, including area code)


           --------------------------------------------------------------
            (Former name of registrant if changed since last report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      __X__      No ______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,168,691 shares as of May 10, 1996.

                              ARBOR PROPERTY TRUST


                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED March 31, 1996


                                      INDEX


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheets as of
          March 31, 1996 and December 31, 1995                           3

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1996
          and March 31, 1995.                                            4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1996 and March 31, 1995.          5

          Notes to Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                  8


PART II - OTHER INFORMATION

Items 1 through 6.                                                       11

SIGNATURES                                                               12

EXHIBITS                                                                 13

                              ARBOR PROPERTY TRUST

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                       March 31,              December 31,
                                                                         1996                     1995
                                                                      -------------           ----------
                                                                       (Unaudited)

                                         ASSETS

Investment in property, at cost:
      Land                                                             $  30,295               $ 30,295
      Buildings and improvements                                         140,041                140,022
      Capitalized lease                                                    7,125                  7,125
      Personal property                                                    1,170                  1,175
                                                                     -----------              ---------
                                                                         178,631                178,617
      Less accumulated depreciation                                       31,960                 30,890
                                                                      ----------               --------
                                                                         146,671                147,727

Tenant security deposits and escrow cash                                     684                    625
Cash and short-term investments                                               --                     --
Accounts receivable (net of allowance for doubtful
      accounts of $249 and $129, respectively)                             9,340                  9,131
Other assets, net                                                          4,308                  5,109
                                                                      ----------              ---------

        TOTAL ASSETS                                                    $161,003               $162,592
                                                                        ========               ========


                            LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
      Collateralized floating rate notes (net
        of unamortized discounts of $56 and $62, respectively)          $117,944               $117,938
      Distributions payable                                                2,129                  2,129
      Obligation under capitalized lease                                   7,005                  7,001
      Note payable to bank                                                 6,350                  6,900
      Accounts payable and other liabilities                               4,499                  4,244
                                                                     -----------            -----------

                                                                         137,927                138,212
                                                                      ----------              ---------
Commitments and Contingencies:
Shareholders' Equity:
      Shares of beneficial interest, without par value:
           Authorized: 5,000,000 preferred shares,
             45,000,000 common shares, and 50,000,000
             excess shares;
           Issued and outstanding: 12,168,691 and 12,164,218
             common shares, respectively                                 118,026                117,991
      Distributions in excess of accumulated
           earnings                                                      (94,950)               (93,611)
                                                                       ----------             ----------
                                                                          23,076                 24,380
                                                                       ---------              ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $161,003               $162,592
                                                                        ========               ========

- ---------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except shares and per share amounts)


                                                                Three months ended
                                                                     March 31,
                                                                1996            1995
                                                                ----            ----

Revenues from rental operations                               $5,391            $5,220

Operating expenses, net of tenant
  reimbursements (including fees to affiliate of
  $87 and $92 for the three months ending
  March 31, 1996 and 1995, respectively)                         246               357

Provision for doubtful accounts                                  120                 7

Depreciation and amortization                                  1,105             1,084
                                                             -------           -------

Income from rental operations                                  3,920             3,772

Interest expense (includes amortization)                       2,651             2,725


Other expenses, net of interest income                           444               744
                                                            --------          --------

Net income                                                      $825              $303
                                                                ====              ====

Income per weighted average share:


Net income                                                      $.07             $.03
                                                                ====             ====

Weighted average number
of shares outstanding                                     12,166,430        12,104,846
                                                          ==========        ==========

- ---------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Three months ended
                                                                   March 31,
                                                              1996       1995
                                                             ----        -----
Cash flows from operating activities:
  Net income                                               $   825    $   303
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for doubtful accounts                          120          7
      Depreciation and amortization                          1,105      1,084
      Amortization of deferred financing costs                 304        304
      Amortization of floating rate notes discount               6          6
     Changes in assets and liabilities:
      Increase in accrued rent receivable                     (116)      (229)
      Decrease in accounts receivable
        and other assets                                       163        163
      Increase in accounts payable
        and other liabilities                                  255        (14)
                                                           -------    -------
Net cash provided by operating activities                    2,662      1,624
                                                           -------    -------

Cash flows from investing activities:
  Additions to buildings and improvements
      and personal property                                    (14)      (391)
  Construction expenditures                                   --          (42)
                                                           -------    -------
Net cash provided by (used in) investing activities            (14)      (433)
                                                           -------    -------

Cash flows from financing activities:
  Distributions paid                                        (2,129)    (3,321)
  Proceeds from dividend reinvestment                           31        530
  Borrowings (repayments) under bank line of credit, net      (550)     1,600
                                                           -------    -------
Net cash used in financing activities                       (2,648)    (1,191)
                                                           -------    -------

Decrease in cash and
      short-term investments                                     0          0
Cash and short-term investments,
      beginning of period                                        0          0
                                                           -------    -------

Cash and short-term investments,
      end of period                                              0          0
                                                           =======    =======

Supplemental disclosure of cash flow information:
           Interest paid                                   $ 2,205    $ 2,092
                                                           =======    =======


- ---------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

                The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                The condensed consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, Green Acres Mall Corp. All significant intercompany transactions and balances have been eliminated.

                In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of March 31, 1996, its results of condensed consolidated operations for the three month periods ended March 31, 1996 and 1995 and its condensed consolidated cash flows for the three month periods ended March 31, 1996 and 1995, have been included in the accompanying unaudited condensed consolidated financial statements.

NOTE 2.         ADVISORY AND MANAGEMENT AGREEMENTS

                The Company had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger discussed in Note 1, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. For the three month periods ended March 31, 1996 and 1995, management fees earned by Compass were $87,000 and $92,000, respectively.

NOTE 3.         DISTRIBUTIONS

                On February 15, 1996, the Trust made a distribution of $.175 per Common Share (an aggregate of $2,129,000) to its Shareholders. In the first quarter, distributions totaling $31,000 were reinvested pursuant to the Company's Dividend Reinvestment Plan and 4,473 Common Shares were issued under this Plan. In addition, a distribution in the amount of $.175 per Common Share has been declared for payment on May 15, 1996 to the shareholders of record on March 31, 1996.

                              ARBOR PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5.         DEBT FINANCING

                The Company's floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. In connection with the refinancing of the Company's outstanding debt obligations in August 1993, the Company acquired an interest rate cap which provides that the effective interest rate applicable to the $118,000,000 face value of the notes will not exceed 9% per annum through their maturity date. Should such debt's interest rate rise above 9%, the Company would record amounts receivable from the counter-party as a reduction to interest expense. In May 1995, to eliminate the risk of increases in the LIBOR rate the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the Floating Rate Notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. The Company is exposed to certain losses in the unlikely event of non-performance by the counter-parties to the interest rate cap and the interest rate swap. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis from November 12, 1993. The interest rate is subject to reset on such interest payment dates. The interest rate at December 31, 1995 and December 31, 1994 were 6.87% and 6.59%, respectively. The weighted average interest rate for the three month periods ended March 31, 1996 and 1995 was 6.86% and 6.82%, respectively.

                On August 19, 1993, the Company also obtained an unsecured revolving credit facility in the amount of $3,400,000 with interest of 1% over the lender's prime rate. The amount available under this loan was increased to $5,900,000 in August 1994 and to $6,900,000 in April 1995. The loan has an optional LIBOR plus 250 basis point rate option and a maturity of December 31, 1996. At March 31, 1996 and December 31,1995, the interest rates for this facility were 7.87% and 8.12%, respectively. For the three months ended March 31, 1996 and 1995 the weighted average interest rates under this facility were 8.25% and 9.83% , respectively. Subsequent to March 31, 1996 the Company paid down $2,050,000 under this facility.

                              ARBOR PROPERTY TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION


Cash Flows from Operating, Investing, and Financing Activities

Cash flows from operating activities for the three month periods ended March 31, 1996 and 1995 were $2,662,000 and $1,624,000, respectively. This increase is primarily a result of: (a) a one time severance expense was accrued in the first quarter of 1995, (b) an increase in revenue from rental operations of $148,000 as a result of the remerchandising program which the Mall commenced in 1992, (c) a decrease in net operating expenses as a result of higher reimbursements from tenants due to the higher occupancy and (d) an increase of accounts payable and other liabilities.

Investing activities consumed $419,000 less cash resources for the three month period ended March 31, 1996 compared to the same period in 1995. This reduction is a result of decreased capital expenditures (principally tenant improvement allowances) in 1996 as compared to the same period in 1995.

Cash flows used in financing activities were $2,648,000 and $1,191,000 for the three month periods ended March 31, 1996 and 1995, respectively. Distributions paid by the Company in 1996 decreased by $1,192,000 as a result of the reduction in the quarterly dividend rate to $.175 per Common Share, effective with the dividend declared March 31, 1995, from $.275 per Common Share which was partially offset by a decrease in proceeds from dividend reinvestment of $499,000. For the period May 1994 through February 1995, the dividends from the Common Shares which were issued in respect of the Special General Partner's residual interest in the Partnership and the termination of the Advisory Agreement were obligated to be reinvested in the Company through a dividend reinvestment plan in newly issued Common Shares. After February 1995, no shareholders were obligated to participate in the dividend reinvestment program. Bank borrowing under the line of credit facility during the first quarter of 1996 decreased $550,000 , in comparison to the $1,600,000 increase in borrowing for the same period in 1995.

                              ARBOR PROPERTY TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Comparison of the Three Month Periods Ended March 30, 1996 and 1995

For the three month period ended March 31, 1996, the Company reported net income of $825,000 or $.07 per weighted average Common Share, compared with a net income of $303,000 or $.03 per weighted average Common Share for the comparable period in 1995.

For the three month period ended March 31, 1996, revenues from rental operations were $171,000, or 3%, higher than the comparable period in 1995. This increase is a result of lease rollovers in 1995 which increased base rents in 1996.

Net operating expenses decreased $111,000 for the three month period ended March 31, 1996, as compared to the same period in 1995. This decrease can be attributed to a reduction in non-reimbursable expenses and an increase in tenant reimbursements as a result of the increase in occupancy. Commencing in late 1995 and into January 1996, the Company had extensive negotiations with the labor union which represented the maintenance and security staffs at the mall. In an effort to remain competitive with the surrounding shopping centers on Long Island, the Company was negotiating for a lower labor cost. The Company and the union were unable to come to an agreement. The Company then contracted with outside agencies to perform these functions at a substantial savings. Based upon the existing contract rates, the lower labor costs are projected to save the tenants $1.02 per square foot in common area maintenance on an annual basis.

Other expenses decreased $300,000 primarily as a result of severance expense related to a reduction in headquarters staff in the first half of 1995.

Liquidity and Capital Resources

Management believes that Funds from Operations is the most significant factor measuring real estate performance and that it represents an indicator of the Company's ability to make cash distributions. The Company defines "Funds from Operations" as net income before depreciation and the amortization of the excess of financing costs incurred in 1993 over currently estimated refinancing costs. Funds from Operations, however, does not equate with net income or cash flows from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Furthermore, Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity. For the first quarter of 1996, the amortization of financing costs incurred in 1993 in excess of estimated refinancing costs ($125,000), amounted to $185,000.

                              ARBOR PROPERTY TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following table sets forth Funds from Operations and cash provided by operating activities of the Company for the three month periods indicated:

                                                                 Cash Provided
                                       Funds From                By Operating
                                       Operations                Activities
                                       ----------                --------------

Period ended March 31, 1996            2,115,000                 2,662,000
Period ended March 31, 1995            1,572,000                 1,624,000

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

The Company's cash position fluctuates considerably during the course of the year, particularly as a consequence of the periodic expenditures for quarterly real estate taxes, quarterly interest payments and quarterly dividend distributions, all of which occur during the months of February, May, August and November. To accommodate such peak cash requirements, the Company has a $6.9 million revolving credit facility with $2,600,000 available to be borrowed as of May 10, 1996.

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



Date: May 14, 1996                   ARBOR PROPERTY TRUST

                                     By:    _____________________________
                                            Myles H. Tanenbaum
                                            President
                                            (Principal Executive and
                                            Financial Officer)


                                     By:    _____________________________
                                            Dennis J. Harkins
                                            Treasurer and Controller