Form 10-Q
period 1996-06-30
ARBOR PROPERTY TRUST
filed 1996-08-14
CIK 912025

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                Yes   X    No
                                    -----     -----

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,168,691 shares as of August 12, 1996.

                             ARBOR PROPERTY TRUST


                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1996


                                     INDEX


                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of June 30, 1996
         and December 31, 1995                                                3

         Condensed Consolidated Statements of Operations for the three and
         six month periods ended June 30, 1996 and June 30, 1995              4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1996 and June 30, 1995                     5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                        8


PART II - OTHER INFORMATION

Items 1 through 6.                                                           11

SIGNATURES                                                                   12

                             ARBOR PROPERTY TRUST

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                          June 30,              December 31,
                                                                                            1996                    1995
                                                                                         -----------            ------------
                                                                                         (Unaudited)




                                                        ASSETS
Investment in property, at cost:
      Land                                                                               $ 30,295               $ 30,295
      Buildings and improvements                                                          140,162                140,022
      Capitalized lease                                                                     7,125                  7,125
      Personal property                                                                     1,175                  1,175
                                                                                         --------               --------
                                                                                          178,757                178,617
      Less accumulated depreciation                                                        33,021                 30,890
                                                                                         --------               --------
                                                                                          145,736                147,727

Tenant security deposits                                                                      640                    625
Cash and short-term investments                                                                 -                      -
Accounts receivable (net of allowance for doubtful
      accounts of $310 and $539, respectively)                                              8,545                  9,131
Other assets, net                                                                           3,988                  5,109
                                                                                         --------               --------

        TOTAL ASSETS                                                                     $158,909               $162,592
                                                                                         ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Collateralized floating rate notes (net
        of unamortized discounts of $50 and $62, respectively)                           $117,950               $117,938
      Distributions payable                                                                 2,130                  2,129
      Obligation under capitalized lease                                                    7,008                  7,001
      Note payable to bank                                                                  6,390                  6,900
      Accounts payable and other liabilities                                                3,760                  4,244
                                                                                         --------               --------

                                                                                          137,238                138,212
                                                                                         --------               --------
Commitments and Contingencies:
Shareholders' Equity:
      Shares of beneficial interest, without par value:
           Authorized: 5,000,000 preferred shares,
             45,000,000 common shares, and 50,000,000
             excess shares;
           Issued and outstanding: 12,168,691 and 12,164,218
             common shares, respectively                                                  118,026                117,991
      Distributions in excess of accumulated
           earnings                                                                       (96,355)               (93,611)
                                                                                         --------               --------
                                                                                           21,671                 24,380
                                                                                         --------               --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $158,909               $162,592
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

                             ARBOR PROPERTY TRUST

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
              (In thousands, except shares and per share amounts)

                                                        Three months ended                  Six months ended
                                                             June 30,                            June 30,
                                                       1996             1995              1996             1995
                                                       ----             ----              ----             ----
Revenues from rental operations                        $5,591           $5,727           $10,982          $10,947

Operating expenses, net of tenant reimbursements (including fees to affiliate of
  $100 and $95 for the three months, and $187 and $188 for the six months, ending June 30, 1996 and 1995,
  respectively)                                           498              466               744              824

Provisions for doubtful accounts                           57                3               177               10

Depreciation and amortization                           1,122            1,092             2,227            2,176
                                                        -----            -----            ------          -------

Income from rental operations                           3,914            4,166             7,834            7,937

Interest expense (includes amortization)                2,735            2,597             5,386            5,322

Other expenses, net of interest income                    473              631               917            1,375
                                                         ----            -----            ------            -----

Net income                                               $706             $938            $1,531           $1,240
                                                         ====             ====            ======           ======

Income per weighted average share:

  Net income                                             $.06             $.08              $.13             $.10
                                                         ====             ====              ====             ====

Weighted average number
of shares outstanding                              12,168,691       12,145,570        12,167,560       12,125,320
                                                   ==========       ==========        ==========       ==========

- ---------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ARBOR PROPERTY TRUST

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                                                                                       Six months ended
                                                                                                            June 30,
                                                                                                   1996                 1995
Cash flows from operating activities:
  Net income                                                                                      $1,531             $1,240
  Adjustments to reconcile net income to net                                                      ------             ------
    cash provided by operating activities:
      Provision for doubtful accounts                                                                177                 10
      Depreciation and amortization                                                                2,227              2,176
      Amortization of deferred financing costs                                                       618                596
      Amortization of floating rate notes discount                                                    12                 12
     Changes in assets and liabilities:
      Increase in accrued rent receivable                                                           (276)              (483)
      Decrease in accounts receivable, other assets
        and tenant security deposits                                                               1,072                267
      Decrease in accounts payable
        and other liabilities                                                                       (484)               (13)
                                                                                                  ------             ------
Net cash provided by operating activities                                                          4,877              3,805
                                                                                                  ------             ------

Cash flows from investing activities:
  Additions to buildings and improvements
      and personal property,                                                                        (140)              (591)
  Construction expenditures                                                                          -                  (45)
                                                                                                  ------             ------
Net cash used in investing activities                                                               (140)              (636)
                                                                                                  ------             ------

Cash flows from financing activities:
  Distributions paid                                                                              (4,258)            (5,445)
  Proceeds from dividend reinvestment                                                                 31                676
  Borrowing (repayments) under bank line of credit,net                                              (510)             1,600
                                                                                                  ------             ------
Net cash used in financing activities                                                             (4,737)            (3,169)
                                                                                                  ------             ------

Decrease in cash and
      short-term investments                                                                           0                  0
Cash and short-term investments,
      beginning of period                                                                              0                  0
                                                                                                  ------             ------

Cash and short-term investments,
      end of period                                                                               $    0             $    0
                                                                                                  ======             ======





Supplemental disclosure of cash flow information:
           Interest paid                                                                          $4,388             $4,301
                                                                                                  ======             ======

- ---------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

           Arbor Property Trust (the "Trust"), formed on September 8, 1993 as a Delaware business trust, has an indefinite life and has elected real estate investment trust ("REIT") status under the Internal Revenue Code of 1986, as amended, with the filing of its Federal Income Tax Return for the year ended December 31, 1994. On February 28, 1994, EQK Green Acres, L.P. (the "Partnership") merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the "Merger"). Prior to February 28, 1994, the Trust did not have significant operations. On April 17, 1996, the Trust formed APT, Inc., a Delaware corporation and a wholly-owned subsidiary of the Trust ("APTI"). In addition, on April 17, 1996, APTI and the Trust formed Arbor Property, L.P. ("APLP"), a Delaware limited partnership of which APTI is the general partner and the Trust is the limited partner, and APTI and APLP in turn formed Green Acres Mall L.L.C. ("GAMLLC"), a Delaware limited liability company of which APTI and APLP are the only members. On April 30, 1996, the Trust caused the merger of Green Acres Mall Corp. with and into GAMLLC, which was the surviving entity of such merger. The Trust and the Partnership are interchangeably referred to herein as the "Company".

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

           The condensed consolidated financial statements include the accounts of the Trust and GAMLLC, which is indirectly wholly owned by the Company, and all other subsidiary entities of the Company. All significant intercompany transactions and balances have been eliminated.

           In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of June 30, 1996, its results of condensed consolidated operations for the three and six month periods ended June 30, 1996 and 1995 and its condensed consolidated cash flows for the three and six month periods ended June 30, 1996 and 1995, have been included in the accompanying unaudited condensed consolidated financial statements.


NOTE 2.         ADVISORY AND MANAGEMENT AGREEMENTS

           The Company had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the February 28, 1994 Merger discussed in Note 1, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. For the six months ended June 30, 1996 and 1995, management fees earned by Compass were $187,000 and $188,000, respectively. The amount of such fees for the three months ended June 30, 1996 and 1995 were $100,000 and $95,000, respectively.

NOTE 3.         DISTRIBUTIONS

           On May 15, 1996, the Trust made a distribution of $.175 per Common Share (an aggregate of $2,130,000 to its shareholders. In addition, a distribution in the amount of $.175 per share has been declared for payment on August 15, 1996 to the shareholders of record on June 30, 1996.


NOTE 4.         DEBT FINANCING

           The Company's floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. In connection with the refinancing of the Company's outstanding debt obligations in August 1993, the Company acquired an interest rate cap which provides that the effective interest rate applicable to the $118,000,000 face value of the notes will not exceed 9% per annum through their maturity date. Should such debt's interest rate rise above 9%, the Company would record amounts receivable from the counter-party as a reduction to interest expense. In May 1995, to eliminate the risk of increases in the LIBOR rate the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the Floating Rate Notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. The Company is exposed to certain losses in the unlikely event of non-performance by the counter-parties to the interest rate cap and the interest rate swap. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis from November 12, 1993. The interest rate is subject to reset on such interest payment dates. The interest rates, with the effect of the interest rate swap, at June 30, 1996 and December 31, 1995 were 6.87% and 6.87%, respectively. The weighted average interest rates for the six month periods ended June 30, 1996 and 1995 were 6.87% and 6.87%, respectively.

           On August 19, 1993, the Company also obtained an unsecured revolving credit facility in the amount of $3,400,000 with interest of 1% over the lender's prime rate. The amount available under this loan was increased to $5,900,000 in August 1994 and to $6,900,000 in April 1995. The loan has an optional LIBOR plus 250 basis point rate option and a maturity of December 31, 1996. On June 30, 1996 and December 31, 1995, the interest rates for this facility were 7.96% and 8.375%, respectively. For the six months ended June 30, 1996 and 1995 the weighted average interest rates under this facility were 7.88% and 9.91%, respectively. Subsequent to June 30, 1996 the Company paid down $985,000 under this facility.

                              ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


Recent Developments

On June 14, 1996, the Company executed a letter of intent with DeBartolo Realty Partnership, L.P. ("DRP") pursuant to which DRP (or an affiliate thereof) was to acquire an interest in a partnership (the "Partnership") formed to indirectly own the Company's sole real estate asset, the Green Acres Mall complex (the "Mall") in Valley Stream, Long Island, New York. DRP was to contribute to the Partnership cash in the amount of $10 million over an 18-month period. As a result of DRP's $10 million investment, it was to hold approximately a 10% interest in the Partnership. The Company would be the managing general partner of the Partnership and continue to manage the business affairs of the Partnership subject to certain consent rights of DRP and DRP would assume management, leasing and development responsibility for the Mall. The letter of intent contemplated certain first offer and similar rights with respect to the sale of the Mall or interests therein.

On July 18, 1996, the Company terminated negotiations with DRP regarding the transaction contemplated by such letter of intent, because the recent repeal of the New York State Realty Gains Tax had eliminated the basis of the proposed transaction. At such time, the Board of Directors of the Company authorized management to continue to pursue means of enhancing the profitability of the Company and to implement a merger or sale strategy as soon as the currently unsettled retail environment in the United States became normalized.


Cash Flows from Operating, Investing, and Financing Activities

Cash flows from operating activities for the six month periods ended June 30, 1996 and 1995 were $4,877,000 and $3,805,000, respectively. This increase is primarily a result of: (a) a decrease in headquarter staff instituted in the first half of 1995, (b) a decrease in accounts receivable and other assets which was slightly offset by a decrease in accounts payable and other liabilities.

Investing activities consumed $496,000 less cash resources for the six month period ended June 30, 1996 compared to the same period in 1995. This reduction is a result of decreased capital expenditures (principally tenant improvement allowances) in 1996 as compared to the same period in 1995.

Cash flows used in financing activities were $4,737,000 and $3,169,000 for the six month periods ended June 30, 1996 and 1995, respectively. Distributions paid by the Company in 1996 decreased by $1,187,000 as a result of the reduction in the quarterly dividend rate to $.175 per Common Share, effective with the dividend declared March 31, 1995, from $.275 per Common Share which was partially offset by a decrease in proceeds from dividend reinvestment of $645,000. For the period May 1994 through February 1995, the dividends from the Common Shares which were issued in respect of the Special General Partner's residual interest in the Company's predecessor partnership and the termination of the Advisory Agreement were obligated to be reinvested in the Company through a dividend reinvestment plan in newly issued Common Shares. After February 1995, no shareholders were obligated to participate in the dividend reinvestment program. During the first half of 1996 the Company repaid to the bank a net of $510,000 under the line of credit facility in comparison to the $1,600,000 increase in borrowing for the same period in 1995.

                              ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Comparison of the Six Month and Three Month Periods Ended June 30, 1996 and 1995

For the six month period ended June 30, 1996, the Company reported net income of

$1,531,000 or $.13 per weighted average Common Share, compared with a net income of $1,240,000 or $.10 per weighted average Common Share for the comparable period in 1995. For the three months ended June 30, 1996, net income was $706,000 or $.06 per weighted average Common Share, compared to net income of $938,000 or $.08 per weighted average Common Share for the second quarter in 1995.

For the six month period ended June 30, 1996, revenues from rental operations were $35,000 higher than the comparable period in 1995. For the three month period ended June 30, 1996, revenues from rental operations were $136,000 or 2% lower than the same period in 1995. This decrease can be primarily attributed to a reduction in the rental revenue resulting from the averaging of rents in 1996 as compared to 1995. This decrease is a result of vacancies created by tenant bankruptcies. This decrease was slightly offset by an increase in base rents in 1996 as compared to the same period in 1995.

Net operating expenses decreased $80,000 and increased $32,000 for the six and three month periods ended June 30, 1996, respectively, as compared to the same period in 1995. The decrease for the six month period is a result of an increase in non-reimbursable expenses offset by a slight increase in tenant reimbursements as a result of the stabilized occupancy in 1996 as compared to 1995. Commencing in late 1995 and into January 1996, the Company had extensive negotiations with the labor union which represented the maintenance and security staffs at the mall. In an effort to remain competitive with the surrounding shopping centers on Long Island, the Company was negotiating for a lower labor cost. The Company and the union were unable to come to an agreement. The Company then contracted with outside agencies to perform these functions at a substantial savings. Based upon the existing contract rates, the lower labor costs are projected to save the tenants $1.02 per square foot in common area maintenance on an annual basis.

Other expenses decreased $458,000 primarily resulting from a decrease in headquarters staff in the first half of 1995.

Liquidity and Capital Resources

Management believes that Funds from Operations is the most significant factor measuring real estate performance and that it represents an indicator of the Company's ability to make cash distributions. The Company defines "Funds from Operations" as net income before depreciation and the amortization of the excess of financing costs incurred in 1993 over currently estimated refinancing costs. Funds from Operations, however, does not equate with net income or cash flows from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Furthermore, Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity. For the six months ended June 30, 1996 and 1995, the amortization of financing costs incurred in 1993 in excess of estimated refinancing costs ($250,000) amounted to $370,000.

                             ARBOR PROPERTY TRUST

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following table sets forth Funds from Operations and cash provided by operating activities of the Company for the six month periods indicated:

                                                             Cash Provided
                                 Funds From                  By Operating
                                 Operations                   Activities

Period ended June 30, 1996       $ 4,128,000                 $ 4,877,000
Period ended June 30, 1995       $ 3,786,000                 $ 3,805,000

The Company's commitment to an annual dividend rate of $.70 per Common Share, and the general concern that interest rates could continue to rise, led to the Company fixing the interest rate on the floating rate notes at an all-in cost of 6.87% for a one year period ending August 12, 1996. With the stabilization of the interest rate, as well as the anticipated improvement in the operating performance resulting from the remerchandising program, the Company anticipates funds from operations to support such dividend distributions.

The Company's cash position fluctuates considerably during the course of the year, particularly as a consequence of the periodic expenditures for quarterly real estate taxes, quarterly interest payments and quarterly dividend distributions, all of which occur during the months of February, May, August and November. To accommodate such peak cash requirements, the Company has a $6,900,000 revolving credit facility with $1,495,000 available to be borrowed as of August 12, 1996.

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

                  (a)   Exhibit 27 - Financial Data Schedule

                  (b)   Reports on Form 8-K:
                               None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 14, 1996                      ARBOR PROPERTY TRUST

                        By:_____________________________
                                               Myles H. Tanenbaum
                                               President
                                               (Principal Executive and
                                               Financial Officer)


                        By:_____________________________
                                               Dennis J. Harkins
                                               Treasurer and Controller