Form 10-Q
period 1996-09-30
ARBOR PROPERTY TRUST
filed 1996-11-19
CIK 912025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]                      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[    ]                     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________to_________

                           Commission File No. 1-12412
                           ---------------------------

                              ARBOR PROPERTY TRUST
          -----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Delaware                           23-2740383
  ----------------------------------------      --------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

    Suite 800, One Tower Bridge, W. Conshohocken, PA            19428
  ---------------------------------------------------        ----------
        (Address of principal executive offices)             (Zip code)

                                 (610) 941-2933
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


          ------------------------------------------------------------
            (Former name of registrant if changed since last report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No _______
                                   ------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,275,365 shares as of November 10, 1996.

                              ARBOR PROPERTY TRUST


                          QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1996


                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of September 30, 1996
         and December 31, 1995                                                3

         Condensed Consolidated Statements of Operations for the three and
         nine month periods ended September 30, 1996 and September 30, 1995   4

         Condensed Consolidated Statements of Cash Flows for the
         nine month periods ended September 30, 1996 and September 30, 1995   5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                        9


PART II - OTHER INFORMATION

Items 1 through 6.                                                           11

SIGNATURES                                                                   12

EXHIBITS                                                                     13

                              ARBOR PROPERTY TRUST

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   September 30,    December 31,
                                                       1996             1995
                                                   -------------    ------------
                                                    (Unaudited)

                                     ASSETS

Investment in property, at cost:
      Land                                                $ 30,295    $ 30,295
      Buildings and improvements                           140,078     140,022
      Capitalized lease                                      7,125       7,125
      Personal property                                      1,285       1,175
                                                             -----       -----
                                                           178,783     178,617
      Less accumulated depreciation                         34,109      30,890
                                                            ------      ------
                                                           144,674     147,727

Tenant security deposits                                       766         625
Cash and short-term investments                                 --          --
Accounts receivable (net of allowance for doubtful
      accounts of $200 and $129, respectively)               7,910       9,131
Other assets, net                                            4,527       5,109
                                                             -----     -------

        TOTAL ASSETS                                      $157,877    $162,592
                                                          ========    ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
      Collateralized floating rate notes (net
        of unamortized discounts of $44 and $62, respectively)      $ 117,956  $117,938
      Distributions payable                                             2,147     2,129
      Obligation under capitalized lease                                7,013     7,001
      Note payable to bank                                              6,500     6,900
      Accounts payable and other liabilities                            4,073     4,244
                                                                    ---------  --------
                                                                      137,689   138,212
Commitments and Contingencies:
Shareholders' Equity:
      Shares of beneficial interest, without par value:
           Authorized: 5,000,000 preferred shares,
             45,000,000 common shares, and 50,000,000
             excess shares;
           Issued and outstanding: 12,275,365 and 12,164,218
             common shares, respectively                              118,814   117,991
      Distributions in excess of accumulated
           earnings                                                   (98,626)  (93,611)
                                                                     --------  --------
                                                                       20,188    24,380
                                                                     --------  --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 157,877  $162,592
                                                                     ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except shares and per share amounts)


                                                     Three months ended        Nine months ended
                                                        September 30,            September 30,
                                                       1996       1995          1996       1995
                                                       ----       ----          ----       ----
Revenues from rental operations                      $5,270      $5,603      $15,402     $16,550

Operating expenses, net of tenant reimbursements
  (including fees to affiliate of $90 and $106
  for the three months, and $277 and $294 for the
  nine months, ending September 30, 1996 and 1995,
  respectively)                                         288         416        1,032       1,240


Provisions for doubtful accounts                         88          59          265          69

Depreciation and amortization                         1,077       1,102        3,304       3,278
                                                 ----------  ----------   ----------  ----------

Income from rental operations                         3,817       4,026       10,801      11,963

Interest expense (includes amortization)              2,648       2,741        8,034       8,063


Other expenses, net of interest income                  460         543        1,377       1,918
                                                 ----------  ----------   ----------  ----------

Net income                                             $709        $742       $1,390      $1,982
                                                 ==========  ==========   ==========  ==========

Income per weighted average share:

   Net income                                          $.06        $.06         $.11        $.16
                                                 ==========  ==========   ==========  ==========

Weighted average number
of shares outstanding                            12,176,460  12,156,942   12,170,520  12,135,977
                                                 ==========  ==========   ==========  ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                         Nine months ended
                                                           September 30,
                                                         -----------------
                                                         1996         1995
                                                         ----         ----
Cash flows from operating activities:
 Net income                                             $1,390      $1,982
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for doubtful accounts                      265          69
      Depreciation and amortization                      3,304       3,278
      Amortization of deferred financing costs             902         932
      Amortization of floating rate notes discount          18          18
      Changes in assets and liabilities:
      Increase in accrued rent receivable                 (301)       (704)
      Decrease in accounts receivable, other assets,
        tenant security deposits and escrowed cash       1,474          31
      (Decrease) Increase in accounts payable
        and other liabilities                             (171)        644
                                                          ----      ------
Net cash provided by operating activities                6,881       6,250
                                                         -----      ------

Cash flows from investing activities:
  Additions to buildings and improvements
      and personal property                               (166)       (690)
  Construction expenditures                                 --         (46)
                                                         -----      ------
Net cash used in investing activities                     (166)       (736)
                                                         -----      ------

Cash flows from financing activities:
  Distributions paid                                    (6,388)     (7,572)
  Proceeds from dividend reinvestment                       73         708
  Borrowing (repayments) under bank line of credit, net   (400)      1,350
                                                        -------     -------
Net cash used in financing activities                   (6,715)     (5,514)
                                                        -------     -------

Decrease in cash and
      short-term investments                                 0           0
Cash and short-term investments,
      beginning of period                                    0           0
                                                        -------     -------

Cash and short-term investments,
      end of period                                          0           0
                                                        =======     =======

Supplemental disclosure of cash flow information:
           Interest paid                                 $6,588      $6,465
                                                        =======     =======

---------------
See Note 5 for disclosure of non-cash investing and financing activities


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

                In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of September 30, 1996, its results of condensed consolidated operations for the three and nine month periods ended September 30, 1996 and 1995 and its condensed consolidated cash flows for the nine month periods ended September 30, 1996 and 1995, have been included in the accompanying unaudited condensed consolidated financial statements.


NOTE 2.         ADVISORY AND MANAGEMENT AGREEMENTS

                The Company had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger discussed in Note 1, the agreement with Compass was amended and restated to extend its termination date by two years to August 31, 1998, and to limit Compass' scope of responsibilities primarily to accounting and financial services currently provided in connection with the operations of the Property. Compass' compensation was reduced on March

                1, 1994 from 4% to 2% of net rental and service income collected from tenants. For the nine month periods ended September 30, 1996 and 1995, management fees earned by Compass were $277,000 and $294,000, respectively. The amount of such fees for the three month periods ended September 30, 1996 and 1995 were $90,000 and $106,000, respectively.

NOTE 3.         DISTRIBUTIONS

                On August 15, 1996, the Trust made a distribution of $.175 per Common Share (an aggregate of $2,130,000) to its Shareholders. In addition, a distribution in the amount of $.175 per Common Share was declared for payment on November 15, 1996 to Shareholders of record on September 30, 1996, and subsequently a distribution in the amount of $.175 per Common Share was declared for payment on February 15, 1996 to Shareholders of record on December 31, 1996.


NOTE 4.         DEBT REFINANCING

                The Company's $118 million face amount of floating rate notes are due August 19, 1998, and are collateralized by a first mortgage on substantially all of Green Acres Mall and by a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of three-month LIBOR (London Interbank Offered Rate), payable on a quarterly basis from November 12, 1993 to maturity. The interest rate is subject to reset two days in advance of such interest payment dates. In connection with the refinancing of the mortgages in August 1993, the Company acquired an interest rate cap whereby the counterparty agreed to be responsible for any interest payable in excess of 9% per annum, thereby limiting the Company's maximum effective annual rate to 9% per annum through maturity. In May 1995, to further reduce the risk of rate increases the Company entered into a swap transaction with Goldman Sachs Capital Market, L.P. fixing the interest rate for the period of August 12, 1995 through August 12, 1996 at 6.87%. The Company would nevertheless be exposed to higher rates in the unlikely event of non-performance by the counter-parties to the interest rate cap and swap. The interest rates at September 30, 1996 and December 31, 1995 were 6.32% and 6.87% respectively. The weighted average interest rates for the nine month periods ended September 30, 1996 and 1995 were 6.77% and 6.86%, respectively.

                On August 19, 1993, the Company also obtained an unsecured revolving credit facility in the amount of $3,400,000 with interest of 1% over the lender's prime rate. The amount available under this loan was increased to $5,900,000 in August 1994 and to $6,900,000 in April 1995. The loan has an optional LIBOR plus 250 basis point rate option and a maturity of December 31, 1996. On September 30, 1996 and December 31, 1995, the interest rates for this facility were 8.00% and 8.375%, respectively.

NOTE 5.         SALE OF SHARES

                On September 27, 1996, the Company sold 100,000 Common Shares at $7.25 per Share to Ms. Kimli Cross Smith, the Company's Executive Vice President and Chief Operating Officer, pursuant to a resolution adopted by the Company's Board of Trustees on July 18, 1996. The NYSE closing price for the Company's Shares on both July 17 and 18, 1996 was $7.125 per share. In consideration for the sale of the Shares to her, Ms. Smith delivered her unconditional note in the amount of $725,000, bearing interest at 8% per annum, payable quarterly, and secured by a pledge of the Shares. The principal of the note is payable on the earlier of April 1, 1999 or (a) on the date of the sale or merger of the Company, (b) the termination of Ms. Smith's employment with the Company or (c) the sale of any Shares, a payment of $7.25 for each Share sold.

NOTE 6.         RESTATEMENT OF JUNE 30, 1996 FINANCIAL STATEMENTS

                In May 1996, management billed to tenants certain reimbursable expenses for 1995 and 1994. Management has discovered that the effects of these billings were not properly reflected in the June 30, 1996 financial statements. The Company will amend its filing for the period ended June 30, 1996 to reflect a $850,000 negative adjustment to net income for the quarter and six months ended June 30, 1996, of which $480,000 relates to the years 1992 through 1995 and the balance ($370,000) relates to 1996.

                              ARBOR PROPERTY TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION


Recent Developments

Because the events noted below spanned the close of the second calendar quarter and the start of the third quarter, it is appropriate to reiterate these events.

On June 14, 1996, the Company executed a letter of intent with DeBartolo Realty Partnership, L.P. ("DRP") pursuant to which DRP (or an affiliate thereof) was to acquire an interest in a partnership (the "Partnership") formed to indirectly own the Company's sole real estate asset, the Green Acres Mall complex (the "Mall") in Valley Stream, Long Island, New York. DRP was to contribute to the Partnership cash in the amount of $10 million over an 18-month period. As a result of DRP's $10 million investment, it would hold approximately a 10% interest in the Partnership. The Company would be the managing general partner of the Partnership and continue to manage the business affairs of the Partnership subject to certain consent rights of DRP and DRP would assume management, leasing and development responsibility for the Mall. The letter of intent contemplated certain first offer and similar rights with respect to the sale of the Mall or interests therein.

On July 18, 1996, the Company terminated negotiations with DRP regarding the transaction contemplated by such letter of intent, because the repeal of the New York State Realty Gains Tax a few days earlier had eliminated the basis of the proposed transaction. The Board of Directors of the Company, however, authorized management to continue to pursue means of enhancing the profitability of the Company and to implement a merger or sale strategy as soon as the currently unsettled retail environment in the United States became normalized.

Cash Flows from Operating, Investing, and Financing Activities

Cash flows from operating activities for the nine month periods ended September 30, 1996 and 1995 were $6,881,000 and $6,250,000, respectively. However, the increase between the two nine month periods is primarily a result of reductions in accounts receivable and accrued revenues (net of charge-offs), less cash applied to reduction of accounts payable. On the operational side, the third period comparison was also positively affected by the decrease in the amount of rental income attributable to the recent accounting practice of averaging rents under long term leases.

Cash flows from investing activities improved by $570,000 for the nine month period ended September 30, 1996 compared to the same period in 1995 by reason of decreased capital expenditures.

Cash flows used in financing activities were $6,715,000 and $5,514,000 for the nine month periods ended September 30, 1996 and 1995, respectively. Distributions paid by the Company in 1996 decreased by $1,184,000 as a result of a $.10 reduction in the quarterly dividend rate to $.175 per Common Share effective with the dividend paid May 15, 1995. For the period May 1994 through February 1995, dividends on the Common Shares issued to compensate for termination of the Advisory Agreement and the Special General Partner's residual interest in the Company's predecessor were obligated to be reinvested in newly issued Common Shares of the Company via the dividend reinvestment plan. After February 1995, no shareholders were obligated to participate in the dividend reinvestment program and that resulted in a decrease in proceeds from dividend reinvestment of $635,000. During the first half of 1996 the Company repaid to the bank a net of $400,000 under the line of credit facility in comparison to the $1,350,000 increase in borrowing in the prior year.

                              ARBOR PROPERTY TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Comparison of the Nine Month and Three Month Periods Ended September 30, 1996 and 1995

For the nine month period ended September 30, 1996, the Company reported net income of $1,390,000 or $.11 per weighted average Common Share, compared with a net income of $1,982,000 or $.16 per weighted average Common Share for the comparable period in 1995. For the three months ended September 30, 1996, net income was $709,000 or $.06 per weighted average Common Share, compared to net income of $742,000 or $.06 per weighted average Common Share, for the third quarter of 1995.

For the nine and three month periods ended September 30, 1996, revenues from rental operations were $15,402,000, or 7%, and $5,270,000, or 6%, lower than the comparable periods in 1995. These decreases are attributable to the reduction in income resulting from the averaging of rents and, importantly, to changes in accruals with regard to utility revenue. For the second quarter ended June 30, 1996 (included in the nine months), revenues from rental operations attributable to utility revenue were retroactively adjusted downward by $850,000, of which $480,000 related to years prior to 1996 and the balance related to 1996. (See
Note 6 to the accompanying Condensed Consolidated Financial Statements.)

Net operating expenses decreased $208,000 and $128,000 for the nine and three month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. These decreases are a result of increases in tenant reimbursements due to a more stabilized occupancy in 1996 as compared to 1995. Commencing in late 1995 and into January 1996, the Company had extensive negotiations with the labor union which represented the maintenance and security staffs at the mall. In an effort to remain competitive with the surrounding shopping centers on Long Island, the Company was negotiating for a lower labor cost. The Company and the union were unable to come to an agreement. The Company then contracted with outside agencies to perform these functions at a substantial savings. Based upon the existing contract rates, the lower labor costs are projected to save the tenants $1.02 per square foot in common area maintenance on an annual basis.

Other expenses decreased $541,000 and $83,000 for the nine and three month periods, respectively, compared with the prior year. For the most part, this resulted from a decrease in headquarters staff during the first half of 1995.

Liquidity and Capital Resources

Management believes that Funds from Operations is the most significant measurement of real estate performance and that it provides an important indicator of the Company's ability to make cash distributions. The Company defines "Funds from Operations" as net income before prior year adjustments, extraordinary events, and depreciation and amortization (including amortization of financing costs because the sale/merger plan will avoid a costly refinancing rather than the more modest cost of a short-term bridge financing). Funds from Operations, however, is not a substitute for net income or cash flows from operating activities determined in accordance with generally accepted accounting principles, and it is not necessarily indicative of cash available to fund all cash needs.

The following table sets forth Funds from Operations and cash provided by operating activities of the Company for the nine month periods indicated:

                                                                   Cash Provided
                                             Funds From             By Operating
                                             Operations              Activities
                                             ----------            -------------

Period ended September 30, 1996              $6,074,000              $6,881,000
Period ended September 30, 1995              $6,070,000              $6,250,000

The Company's cash position fluctuates considerably during the course of the year, particularly as a consequence of the periodic expenditures for quarterly real estate taxes, quarterly interest payments and quarterly dividend distributions, all of which occur during the months of February, May, August and November. To accommodate peak cash requirements, the Company has a $6,900,000 revolving credit facility which will have been fully borrowed by mid-November.

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



Date: November 19, 1996                          ARBOR PROPERTY TRUST

                                                 By:  --------------------------
                                                      Myles H. Tanenbaum
                                                      President
                                                     (Principal Executive and
                                                      Financial Officer)


                                                 By:  --------------------------
                                                      Dennis J. Harkins
                                                      Treasurer and Controller