Form 10-Q/A
period 1996-06-30
ARBOR PROPERTY TRUST
filed 1996-11-21
CIK 912025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

                              ARBOR PROPERTY TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                         Delaware                       23-2740383
              -------------------------------       -----------------
              (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)       Identification No.)

             Suite 800, One Tower Bridge, W. Conshohocken, PA         19428
             -------------------------------------------------      ---------
                  (Address of principal executive offices)          (Zip code)

                                 (610) 941-2933
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

                             Yes      X       No
                                  ----------      ------------

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

                              ARBOR PROPERTY TRUST

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                           June 30,     December 31,
                                                                                            1996            1995
                                                                                        ------------    ------------
                                                                                         (Unaudited)

                                            ASSETS
Investment in property, at cost:
      Land                                                                                $  30,295       $  30,295
      Buildings and improvements                                                            140,162         140,022
      Capitalized lease                                                                       7,125           7,125
      Personal property                                                                       1,175           1,175
                                                                                          ---------       ---------
                                                                                            178,757         178,617
      Less accumulated depreciation                                                          33,021          30,890
                                                                                          ---------       ---------
                                                                                            145,736         147,727

Tenant security deposits                                                                        640             625
Cash and short-term investments                                                                --              --
Accounts receivable (net of allowance for doubtful
      accounts of $310 and $129, respectively)                                                7,695           9,131
Other assets, net                                                                             3,988           5,109
                                                                                          ---------       ---------

        TOTAL ASSETS                                                                      $ 158,059       $ 162,592
                                                                                          =========       =========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
      Collateralized floating rate notes (net
        of unamortized discounts of $50 and $62, respectively)                            $ 117,950       $ 117,938
      Distributions payable                                                                   2,130           2,129
      Obligation under capitalized lease                                                      7,008           7,001
      Note payable to bank                                                                    6,390           6,900
      Accounts payable and other liabilities                                                  3,760           4,244
                                                                                          ---------       ---------

                                                                                            137,238         138,212
                                                                                          ---------       ---------
Commitments and Contingencies:
Shareholders' Equity:
      Shares of beneficial interest, without par value:
           Authorized: 5,000,000 preferred shares,
             45,000,000 common shares, and 50,000,000
             excess shares;
           Issued and outstanding: 12,168,691 and 12,164,218
             common shares, respectively                                                    118,027         117,991
      Distributions in excess of accumulated
           earnings                                                                         (97,206)        (93,611)
                                                                                          ---------       ---------
                                                                                             20,821          24,380
                                                                                          ---------       ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 158,059       $ 162,592
                                                                                          =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except shares and per share amounts)


                                                 Three months ended              Six months ended
                                                       June 30,                      June 30,
                                                --------------------            ------------------
                                                1996            1995            1996          1995
                                                ----            ----            ----          ----

Revenues from rental operations             $      4,741    $      5,727   $     10,132   $     10,947

Operating expenses, net of tenant
  reimbursements (including fees to
  affiliate of $100 and $95 for the
  three months, and $187 and $188
  for the six months, ending
  June 30, 1996 and 1995, respectively)              498             466            744            824


Provisions for doubtful accounts                      57               3            177             10

Depreciation and amortization                      1,122           1,092          2,227          2,176
                                            ------------    ------------   ------------   ------------

Income from rental operations                      3,064           4,166          6,984          7,937

Interest expense (includes amortization)           2,735           2,597          5,386          5,322


Other expenses, net of interest income               473             631            917          1,375
                                            ------------    ------------   ------------   ------------

Net income (loss)                           ($       144)   $        938   $        681   $      1,240
                                            ============    ============   ============   ============

Income (loss) per weighted average share:

  Net income (loss)                         ($       .01)   $        .08   $        .06   $        .10
                                            ============    ============   ============   ============

Weighted average number
of shares outstanding                         12,168,691      12,145,570     12,167,560     12,125,320
                                            ============    ============   ============   ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                             Six months ended
                                                                 June 30,
                                                             ----------------
                                                            1996         1995
                                                            ----         -----

Cash flows from operating activities:
  Net income                                               $   681      $ 1,240
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for doubtful accounts                          177           10
      Depreciation and amortization                          2,227        2,176
      Amortization of deferred financing costs                 618          596
      Amortization of floating rate notes discount              12           12
     Changes in assets and liabilities:
      Increase in accrued rent receivable                     (276)        (483)
      Decrease in accounts receivable, other assets
        and tenant security deposits                         1,922          267
      Decrease in accounts payable
        and other liabilities                                 (484)         (13)
                                                           -------      -------
Net cash provided by operating activities                    4,877        3,805
                                                           -------      -------

Cash flows from investing activities:
  Additions to buildings and improvements
      and personal property,                                  (140)        (591)
  Construction expenditures                                   --            (45)
                                                           -------      -------
Net cash used in investing activities                         (140)        (636)
                                                           -------      -------

Cash flows from financing activities:
  Distributions paid                                        (4,258)      (5,445)
  Proceeds from dividend reinvestment                           31          676
  Borrowing (repayments) under bank line of credit, net       (510)       1,600
                                                           -------      -------
Net cash used in financing activities                       (4,737)      (3,169)
                                                           -------      -------

Decrease in cash and
      short-term investments                                     0            0
Cash and short-term investments,
      beginning of period                                        0            0
                                                           -------      -------

Cash and short-term investments,
      end of period                                        $     0      $     0
                                                           =======      =======

Supplemental disclosure of cash flow information:
           Interest paid                                   $ 4,388      $ 4,301
                                                           =======      =======


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

                In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of June 30, 1996, its results of condensed consolidated operations for the three and six month periods ended June 30, 1996 and 1995 and its condensed consolidated cash flows for the six month periods ended June 30, 1996 and 1995, have been included in the accompanying unaudited condensed consolidated financial statements.


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

NOTE 3.         DISTRIBUTIONS

                On May 15, 1996, the Trust made a distribution of $.175 per Common Share (an aggregate of $2,130,000 to its shareholders). In addition, a distribution in the amount of $.175 per share has been declared for payment on August 15, 1996 to the shareholders of record on June 30, 1996.


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


NOTE 5.         RESTATEMENT OF JUNE 30, 1996  FINANCIAL STATEMENTS

                In May 1996, management billed to tenants certain reimbursable expenses for 1995 and 1994. During the third quarter of 1996, management discovered the effects of these billings were not properly reflected in the June 30, 1996 financial statements. The effect was to reduce previously reported revenues from rental operations from $5,591,000 to $4,741,000 for the three month period and from $10,982,000 to $10,132,000 for the six month period ended June 30, 1996, respectively. Accordingly, net income and earnings per share for the three and six month periods ended June 30, 1996 were reduced from $706,000 ($.06 per share) and $1,531,000 ($.13 per share) to a net loss of $144,000 ($.01 per share) and a net income of $681,000 ($.06 per share), respectively.

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

On July 18, 1996, the Company terminated negotiations with DRP regarding the transaction contemplated by such letter of intent, because of recent repeal of the New York State Realty Gains Tax had eliminated the basis of the proposed transaction. At such time, the Board of Directors of the Company authorized management to continue to pursue means of enhancing the profitability of the Company and to implement a merger or sale strategy as soon as the currently unsettled retail environment in the United States became normalized.


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

Cash flows used in financing activities were $4,737,000 and $3,169,000 for the six month periods ended June 30, 1996 and 1995, respectively. Distributions paid by the Company in 1996 decreased by $1,187,000 as a result of the reduction in the quarterly dividend rate to $.175 per Common Share, effective with the dividend declared March 31, 1995, from $.275 per Common Share which was partially offset by a decrease in proceeds from dividend reinvestment of $645,000. For the period May 1994 through February 1995, the dividends from the Common Shares which were issued in respect of the Special General Partner's residual interest in the Company's predecessor and the termination of the Advisory Agreement were obligated to be reinvested in the Company through a dividend reinvestment plan in newly issued Common Shares. After February 1995, no shareholders were obligated to participate in the dividend reinvestment program. During the first half of 1996 the Company repaid to the bank a net of $510,000 under the line of credit facility in comparison to the $1,600,000 increase in borrowing for the same period in 1995.

                              ARBOR PROPERTY TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Comparison of the Six Month and Three Month Periods Ended June 30, 1996 and 1995

For the six month period ended June 30, 1996, the Company reported net income of $681,000 or $.06 per weighted average Common Share, compared with a net income of $1,240,000 or $.10 per weighted average Common Share for the comparable period in 1995. For the three months ended June 30, 1996, the Company had a net loss of $144,000 or $.01 per weighted average Common Share, compared to net income of $938,000 or $.08 per weighted average Common Share for the second quarter in 1995.

For the three and six month periods ended June 30, 1996, revenues from rental operations were $986,000, or 17%, and $815,000, or 7%, lower than the comparable period in 1995. These decreases are attributable to the reduction in income resulting from the averaging of rents and, importantly, to changes in accruals with regard to utility revenue. For the second quarter ended June 30, 1996 (included in the six months), revenues from rental operations attributable to utility revenue were retroactively adjusted downward by $850,000, of which $480,000 related to years prior to 1996 and the balance related to 1996. (See
Note 5 to the accompanying Condensed Consolidated Financial Statements.)

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

                              ARBOR PROPERTY TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following table sets forth Funds from Operations and cash provided by operating activities of the Company for the six month periods indicated:

                                                                  Cash Provided
                                              Funds From          By Operating
                                              Operations           Activities
                                              -----------         -------------
Period ended June 30, 1996                    $ 3,758,000          $ 4,877,000
Period ended June 30, 1995                    $ 3,666,000          $ 3,805,000


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



Date:  November 21, 1996                         ARBOR PROPERTY TRUST

                                                 By: /s/ Myles H. Tanenbaum
                                                     -------------------------
                                                        Myles H. Tanenbaum
                                                        President
                                                        (Principal Executive and
                                                        Financial Officer)


                                                 By: /s/ Dennis J. Harkins
                                                     --------------------------
                                                        Dennis J. Harkins
                                                        Treasurer and Controller