Form 10-K405
period 1996-12-31
ARBOR PROPERTY TRUST
filed 1997-03-28
CIK 912025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission File No. 1-12412

                              ARBOR PROPERTY TRUST
             (Exact name of Registrant as specified in its Charter)

            Delaware                               23-2740383
----------------------------------      -----------------------------------
  (State or other jurisdiction          (I.R.S.Employer Identification No.)
of incorporation or organization)

 Suite 800, One Tower Bridge, W. Conshohocken, PA                 19428
-------------------------------------------------                --------
    (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code) (610) 941-2962

           Securities registered pursuant to Section 12(b) of the Act:

Common Shares of Beneficial Interest          New York Stock Exchange
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

                       Yes /X/           No _______

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of Common Shares of Beneficial Interest on March 26, 1997 on the New York Stock Exchange of $6.875 per Share, is $65,456,373. As of March 26, 1997, 12,286,860 Common Shares of Beneficial Interest were outstanding. Officers and Managing Trustees of Arbor Property Trust, The Equitable Life Assurance Society of the United States and its affiliated entities, and certain executive officers of Compass Retail, Inc. (and certain of their family members) are treated as affiliates for purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         None.

                                Table of Contents


                                                                            Page
                                                                            ----
Part I

Item 1.         Business                                                      2
Item 2.         Properties                                                    6
Item 3.         Legal Proceedings                                             8
Item 4.         Submission of Matters to a Vote of Security Holders           8



Part II

Item 5.         Market for the Registrant's Common Equity and
                      Related Stockholder Matters                             8
Item 6.         Selected Financial Data                                       9
Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          10
Item 8.         Financial Statements and Supplementary Data                  16
Item 9.         Changes in and Disagreements with
                      Accountants on Accounting and Financial Disclosure     16


Part III

Item 10.        Directors and Executive Officers of the Registrant           17
Item 11.        Executive Compensation                                       20
Item 12.        Security Ownership of Certain Beneficial Owners
                      and Management                                         25
Item 13.        Certain Relationships and Related Transactions               26


PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K                                            27

                                     PART I


Item 1. BUSINESS.

General Development of Business

     Arbor Property Trust (the "Trust" or the "Company"), a Delaware business trust, was formed pursuant to a Certificate of Trust dated September 8, 1993. The Trust has an indefinite life and has qualified for real estate investment trust ("REIT") status under the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). Under the Internal Revenue Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders. The principal executive offices of the Trust are located at Suite 800, One Tower Bridge, W. Conshohocken, Pennsylvania, 19428, and the telephone number is (610) 941-2962; telephone number of the Company's Chief Operating Officer is (610) 941-9511.

     On February 28, 1994, EQK Green Acres, L.P. (the "Partnership"), the Company's predecessor, merged with and into Green Acres Mall Corp., then a wholly-owned subsidiary of the Trust (the "Merger"). Prior to February 28, 1994, the Trust did not have significant operations. On May 3, 1994, the Trust changed its name from EQK Green Acres Trust to Arbor Property Trust.

     During 1996, in order to position the Company for a possible affiliation, Management restructured the Company's subsidiaries. The restructuring will have no direct impact on Shareholders except that it may facilitate a merger or sale when the Company implements such a strategy. The Company created a limited liability corporation (Green Acres Mall, L.L.C.) to which Green Acres Mall (the "Mall") was transferred pursuant to a merger with the Company's subsidiary which then had title to the Mall. In connection with that transfer a partnership was created between the Trust and a subsidiary of the Trust.

     The Partnership had been a Delaware limited partnership formed pursuant to a certificate of limited partnership dated June 30, 1986. Equitable Realty Portfolio Management, Inc. ("ERPM", successor in interest to EQK Partners), wholly-owned by Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), itself an indirect wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable"), acted as the advisor (the "Advisor") to the Partnership.

     The Partnership had been formed to acquire and operate the Mall, a regional shopping mall located in Nassau County, Long Island, New York. In 1991, the Partnership completed the conversion of a leased industrial building, located adjacent to the Mall, into a convenience shopping center known as The Plaza at Green Acres (the "Plaza"). The Mall and The Plaza are referred to collectively as the "Property" and are described below.

     Pursuant to the Merger, Unitholders of the Partnership received 10,172,639 Shares of Beneficial Interest of the Trust (the "Shares") on account of their 98.98% percentage interest in the Partnership; the general partners of the Partnership (the "General Partners") received 104,830 Shares on account of their 1.02% percentage interest in the Partnership; and the special general partner of the Partnership (the "Special General Partner") received 1,316,251 Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement, on March 30, 1994, the Advisor received 308,933 Shares, net of reduction by 54,800 Shares in settlement of Equitable's obligations for partial indemnity relating to the New York State Real Estate and Property Transfer and Gains Tax.

     The Company's agreement with its primary mortgage lender, with respect to the Company's outstanding Floating Rate Notes of $118,000,000 at December 31, 1996, limits additional indebtedness that may be incurred by Green Acres Mall Corp., (since succeeded by Green Acres Mall, L.L.C.), but not by the Trust. Such debt, along with a line of credit facility, originated in connection with a refinancing in August 1993 (see Items 7 and 8).

     The Company does not intend to engage in any activities or invest in any securities which would violate the income or asset holding requirements for a REIT. The Company's investment objectives and policies may be changed from time to time by the Board of Trustees without shareholder approval.

Narrative Description of Business

     The Company, through its wholly-owned subsidiary (now Green Acres Mall, L.L.C.), owns and operates the Mall, a 1.6 million square foot super-regional enclosed shopping mall complex situated in southwestern Nassau County, Long Island, New York. The Mall is anchored by four major department stores: Sears, Roebuck and Co. ("Sears"), J.C. Penney Company, Inc., and Federated Department Stores, Inc., doing business as Stern's and Macy's. The complex also includes The Plaza, a 179,000 square foot convenience shopping center which is currently anchored by Kmart and Waldbaums. Integral to the complex, but situated on property not owned by the Company, are Home Depot (on land sold by the Company in 1994) and Caldor stores comprising approximately an additional 240,000 square feet.

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

     Tenants. At December 31, 1996, the Property had 184 mall and outparcel building tenants (excluding anchor store tenants) occupying 893,000 square feet of gross leasable area, representing an occupancy rate at that date of 90.0% of the Property (excluding anchor stores). No tenant (excluding anchor store tenants) occupies more than five percent of the gross leasable area of the Property. Several tenants entered into Chapter 11 bankruptcy proceedings during the year ended December 31, 1996. These tenants account for less than 5% of the base minimum rental income of the Property. Management believes the majority, if not all, of these tenants will re-affirm their leases in the next several months.

     Competition. Green Acres Mall is the dominant shopping destination in its trade area by virtue of its excellent location, proximity to dense population areas and targeted merchandising. The addition of The Plaza and the Home Depot and Caldor stores have further strengthened the Mall's position. The primary trade area is comprised principally of densely populated residential neighborhoods and is easily accessed by local and arterial roads. The primary trade area is a mature area, and is expected to experience low to moderate growth in population and disposable income in the future. The closest regional mall to Green Acres is Roosevelt Field which competes for customers to the north and east of the Mall. Roosevelt Field recently completed an expansion which added additional second level mall retail area and Bloomingdale's as a replacement for Alexander's and a Nordstrom department store. Other Long Island centers include Queens Center, Kings Plaza, Sunrise Mall and Broadway Center. Some additional competition is also provided by freestanding retailers in the nearby area.

     The following table provides selected information with respect to the Property's primary competitors in its secondary trade area.

                         Approximate
                           Distance          Approximate
                        from Property        Number of
Shopping Center           (Miles)(a)         Mall Stores         Anchor Stores
---------------         -------------        -----------         -------------
Roosevelt Field               7.0                250             Macy's
                                                                 Stern's
                                                                 JC Penney
                                                                 Bloomingdale's

Queens Center                 9.4                 72             Macy's
                                                                 JC Penney

Kings Plaza                  14.0                140             Macy's
                                                                 JC Penney
---------------------
(a)  Driving distance is greater.

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


                                                                         % of
                                      Number of                          Total              Occupancy
                                      Stores at         Area            Building               at
                                      12/31/96        (Sq. Ft.)           Area              12/31/96
                                      ---------       ---------         --------            ---------
Gross leasable area:
  Anchor department stores (a)(b)          4            758,945           40.2%              100.0%
  Mall stores                            163            489,400           26.0%               88.7%
  Convenience center                       3            179,235            9.5%              100.0%
  Outparcel stores (c)                    18            224,204           11.9%               85.2%
                                         ---          ---------          -----               -----
Total gross leasable area                188          1,651,784           87.6%               94.7%
                                         ===                                                =====
Common area                                             233,751           12.4%
                                                       --------          -----

Total building area                                   1,885,535          100.0%
                                                      =========          =====

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

(b) Anchor tenant square footage includes approximately 53,776 square feet of separately leased storage space.

(c) Includes stores leased to Kids 'R' Us, Nobody Beats the Wiz, Red Lobster and Greenpoint Bank, among others. Does not include five outparcel buildings which are owned by the respective tenants subject to ground leases from the Company for the land underlying such stores.

     The Company is a lessee under a long-term lease for a ten-acre site adjacent to the Property on which there is situated a 179,000 square foot retail facility (The Plaza). The lease provides for an initial term of 30 years expiring in 2020 with three six-year option terms for a total term of up to 48 years. This building was converted in 1991 into the Plaza, a convenience shopping center which initially contained a supermarket (Waldbaum, Inc., a division of The Great Atlantic and Pacific Tea Company, Inc.), a home improvement center (Pergament Home Improvement Center) and several small retail shops. The convenience center began operations in September 1991. In January 1993, the Company terminated its lease with Pergament and entered into a new lease agreement with Kmart Corporation covering Pergament's space and all but one of the Plaza's small store spaces.

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

     Over 50% of the Mall (excluding the four anchor department stores) is leased to national retailers, including such major chains as The Limited (The Limited, Express, Victoria's Secret, Structure, and Bath & Body Works), The Gap, Footlocker, Mothercare, Edison Brothers (Jeans West, Coda, J. Riggins etc.), CVS, Kay-Bee Toy & Hobby, Wilson's Suede and Leather, Waldenbooks and Radio Shack. The Company has been able to accommodate the requests of the larger national retailers, while at the same time meeting the space needs of smaller regional and local tenants. Management believes the remerchandising program will address consumers' needs for an updated, diversified retail mix, thus strengthening the Mall's overall competitive position. The remerchandising program was completed in 1995. The cost of tenant allowances required for the program was approximately $3.0 million.

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

     The Company's Common Shares began trading on the New York Stock Exchange on March 1, 1994. The following table presents cash distributions and the high and low prices of the Common Shares in the last two years based on The New York Stock Exchange daily composite transactions.

                                      High        Low       Distributions(a)(b)
                                      ----        ---       -------------------
Year ended December 31, 1996:
         First Quarter                $7.63      $6.00             $.175
         Second Quarter                7.50       6.75              .175
         Third Quarter                 8.75       7.13              .175
         Fourth Quarter                8.50       7.00              .175
                                                                   -----

                                                                   $.70
                                                                   ====
Year ended December 31, 1995:
         First Quarter                $9.63      $7.63             $.175
         Second Quarter                8.63       7.13              .175
         Third Quarter                 7.50       6.63              .175
         Fourth Quarter                7.00       5.88              .175
                                                                   -----
                                                                   $.70
--------------------
(a) On January 21, 1997, a distribution of $.175 per Common Share was declared with a record date of March 31, 1997 and a payment date of May 15, 1997.

(b) See Note 2 in the 1996 financial statements for the tax status of distributions paid in 1996 and 1995

Item 6. SELECTED FINANCIAL DATA.

     The February 28, 1994 merger of the Partnership with and into Green Acres Mall Corp. (which has been succeeded pursuant to a merger by Green Acres Mall, L.L.C.), an indirect wholly-owned subsidiary of the Company, represented a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Company and Partnership have been combined at historical cost retroactive to the beginning of the earliest year presented.


                                                              As of and for the years ended December 31,
                                                   -----------------------------------------------------------

                                                     1996         1995         1994         1993         1992
                                                     ----         ----         ----         ----         ----
                                                             (In thousands, except per Common Share data)
Gross income from rental operations                $21,886      $22,204      $21,504     $ 20,370     $ 20,476
Income (loss) before extraordinary
  loss                                               2,138        2,921          334        1,150         (163)
Extraordinary loss from early retirement
  of debt                                               --           --           --       (6,373)          --

Net income (loss)                                    2,138        2,921          334       (5,223)        (163)
Total assets                                       157,357      162,742      165,324      153,886      157,781
Long-term obligations:
     Collateralized floating rate notes, net
       of unamortized discount                     117,961      117,938      117,914      117,891           --

     Zero coupon mortgage note, net of
       unamortized discount                             --           --           --           --       83,739
     Obligation under capitalized lease              7,017        7,001        6,994        6,971        6,959

Per Common Share data: (a)
     Net income (loss)                               $ .18        $ .24        $ .03       $ (.51)      $ (.02)
     Distributions                                     .70          .70         1.10         1.10         1.17

-------------------------

(a)  Net income for 1996, 1995 and 1994 was computed at 12,197,550, 12,142,454 and 11,681,960 weighted average shares outstanding, respectively. Net income (loss) for the years 1993, and 1992 have been computed using 10,277,469 Common Shares outstanding during the periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

                               FINANCIAL CONDITION

RECENT DEVELOPMENTS

     On February 18, 1994, the Partnership merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust in order to pursue a strategy of enlarging and diversifying its real estate portfolio. The Trust and the Partnership are interchangeably referred to herein as the "Company." See Item 1 and Note 1 to the Consolidated Financial Statements for a discussion of the Company's Shares issued in connection with this Merger.

     The issuance of 10,277,469 Shares to the Unitholders and the General Partners on account of their respective percentage interests in the Partnership represents a reorganization of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interests. The financial statements of the Partnership and the Trust have been combined at historical cost retroactive to the beginning of the earliest year presented. The issuance of these Shares has been reflected as of the Merger date at the amount of the Unitholders' and General Partners' original contributions to the Partnership.

     The issuance of Shares to the Special General Partner on account of its residual interest in the Partnership and to ERPM, the Partnership's Advisor, was reflected in the Company's consolidated financial statements as of February 28, 1994 and March 30, 1994, respectively. The issuance of Shares to the Special General Partner increased the Company's carrying value of land and buildings and improvements by $3,024,000 and $13,347,000, respectively, representing the value of the Special General Partner's residual interest in accordance with the allocation methodology utilized by the Partnership in connection with the Merger. Annual depreciation expense has increased by approximately $342,000 as a result of the increased investment in the Mall. The issuance of Shares to the Advisor was reflected as a charge to earnings during the first quarter of 1994 in the amount of $3,843,000.

     The Company's efforts to acquire shopping malls meeting the Company's specifications were frustrated due largely to the Company's higher cost of funds in relation to its competition. In recognition of that fact, the Board of Trustees, on February 14, 1995, retained Goldman Sachs & Co. to assist in connection with a possible merger of the Company into another REIT or a sale of the Company's real estate. As discussions with merger prospects continued, Management became aware that New York's new governor had pledged repeal of the New York State Gains Tax (the "Gains Tax") which, at such time, would have burdened the merger of the Company or sale of its real estate by approximately $1.25 per share. The Company was advised that, in the near future repeal was questionable, but there appeared to be a reasonable expectation that some relief was a realistic prospect during the succeeding two or three years. For that reason, the Company, on May 2, 1995, announced postponement of a merger or sale pending resolution of the Gains Tax. Happily, in early July 1996, the Gains Tax was repealed.

     During 1996, in order to position the Company for a possible affiliation, Management restructured its subsidiaries. The restructuring will have no direct impact on Shareholders except that it may facilitate a merger or sale when the Company implements such a strategy. The Company created a limited liability corporation (Green Acres Mall, L.L.C.) to which Green Acres Mall was transferred pursuant to a merger with the Company's existing subsidiary which had title to the Mall. In connection with that transfer a partnership was created between the Company and a subsidiary of the Company.

     The Company's quarterly dividend rate for 1994 was $.275 per Share, representing an annual dividend rate of $1.10 per Share. On March 21, 1995, the Company announced a new quarterly dividend rate of $.175 per Share, representing an annual dividend rate of $.70 per Common Share. The reduction in the Company's dividend rate was primarily attributable to the sharp rise in interest on the Company's collateralized floating rate notes (the "Floating Rate Notes"); between August 1993 and February 1995, the interest rate rose 319 basis points, from an annual rate of 4.03% to an annual rate of 7.22% at an interim date, with the actual annual maximum becoming 7.03% at the Company's next reset date. In May 1995, the Company entered into an interest rate swap agreement which fixed the annual rate at 6.87% for the period August 12, 1995 through August 12, 1996. The rate swap was not extended past August because Management believed the risk of significant rate increases was manageable. Indeed, the annual market-based interest rates for each of the successive quarters were 6.31906%, 6.28% and 6.29172%, taking us to May 12, 1997, the date of the next market-determined rate fixing.

                              RESULTS OF OPERATIONS

COMPARISON OF 1996, 1995 AND 1994

     The Company made significant changes to its management structure in connection with the Merger, effective March 1994. Previously its affairs had been administered by third parties pursuant to property management and advisory agreements. Commencing March 1, 1994, the Company became primarily self-managed. The property management contract with Compass Retail Inc. ("Compass") was amended to limit Compass' responsibility to accounting and financial services in connection with operation of the Property and its compensation was reduced from 4% to 2% of net rental and service income. Included in net operating expenses are property management fees paid to Compass, of $381,000, $389,000 and $289,000 for 1996, 1995 and 1994, respectively (plus advisory fees of $264,000 in 1994). However, such reduction has been offset, in part, by compensation and other expenses attributable to internal management. The contract with Compass terminated December 31, 1996.

     The Company reported net income of $2,138,000 ($.18 per weighted average Share), $2,921,000 ($.24 per weighted average Share) and $334,000 ($.03 per weighted average Share) for the years 1996, 1995 and 1994, respectively.

     The decrease in 1996 net income as compared to 1995 is attributable largely to the following: $480,000 is the charge-off in 1996 of previously accrued HVAC revenue; $530,000 is the charge-off in 1996 of previously accrued average rent under terminated long-term leases to tenants that became insolvent compared with an $18,000 charge-off in 1995; and $590,000 is the provision for doubtful accounts in 1996, exclusive of charge-offs of accrued average rent under terminated long-term leases, compared with $192,000 in 1995.

     The increase in 1995 net income as compared to 1994 is primarily attributable to (a) an increase in 1995 interest expense of $2,182,000 primarily related to the Floating Rate Notes and (b) the write-off in 1994 of $3,843,000 for termination of the advisory agreement and the residual interest of the Special General Partner, less a gain of $839,000 on the sale of real estate. Revenue from rental operations in 1995 was $721,000 higher than 1994 as a result of the Company's remerchandising program between late 1992 and early 1995.

     Operating expense increases generally do not have a significant effect upon the Company's income from rental operations inasmuch as substantially all operating expenses are reimbursed by tenants in accordance with the terms of their leases.

     The provision for doubtful accounts, exclusive of charge-offs of accrued average rent under terminated long-term leases, was $590,000 in 1996, $192,000 in 1995 and $453,000 in 1994. Management's reserve in 1996 is predicated on a more conservative approach of providing a more general reserve for current non-specified receivables which might become uncollectible. In 1995, due to the absence of significant credit losses and some recoveries of receivables previously written-off, the Company recorded a lower provision for doubtful accounts, reflecting the Company's success in its remerchandising.

     Interest expense was $10,694,000, $10,755,000 and $8,573,000 for 1996,
1995, and 1994, respectively.

FUNDS FROM OPERATIONS

     The Company defines "Funds from Operations" as net income before depreciation, amortization (except for amortization of anticipated costs for refinancing the Company's Floating Rate Notes) and other deferred expenses, gains or losses on sales of assets and significant non-recurring charges. The Company believes that Funds from Operations is the most significant factor measuring real estate performance and also serves as an indicator of the Company's ability to make cash distributions. Funds from Operations, however, does not equate with net income or cash flows from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Furthermore, Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity.

     Nevertheless, the following table sets forth the Company's Funds from Operations and cash provided by operating activities for the periods indicated. The definition of Funds from Operations has been modified during 1996 with conforming changes made for prior periods presented. For the year 1996, there were non-recurring charges consisting of charge-offs of $480,000 of prior year HVAC accruals and $530,000 of prior years' accrued average rent on terminated long term leases; for 1995, $262,000 associated with the Company's failed efforts to acquire additional properties was charged-off as was $18,000 of prior years' accrued average rent on terminated long-term leases, less the portion of the HVAC over-accrual attributable to 1995 ($120,000); and for 1994, $3,843,000 was incurred for termination of the Advisory Agreement and $39,000 for the charge-off of prior years' accrued average rent on terminated long-term leases, less the portion of the HVAC over- accrual related to 1994 ($120,000) and the gain on the sale of real estate ($839,000).

                                                 Years end December 31,
                                       ----------------------------------------
                                          1996           1995           1994
                                       ----------     ----------     ----------
Net income                             $2,138,000     $2,921,000     $  334,000
 Depreciation, amortization and
   other deferred expenses              5,654,000      5,714,000      5,399,000
 Amortization of anticipated costs
   of refinancing the Company's
   collateralized floating rate notes    (500,000)      (500,000)      (500,000)
 Gains or losses on sales of assets           --              --       (839,000)
 Significant non-recurring charges      1,010,000        160,000      3,762,000
                                       ----------     ----------     ----------
Funds from Operations                  $8,302,000     $8,295,000     $8,156,000
                                       ==========     ==========     ==========
Cash Provided by Operating
 Activities (See Below)                $9,797,000     $7,229,000     $7,715,000
                                       ==========     ==========     ==========

     Distributions to security holders were $8,537,000 ($.70 per Share) in 1996, $9,706,000 (an annual rate of $1.10 per Share for the distributions paid in February 1995 and $.70 per Share thereafter) in 1995 and $12,723,000 ($1.10 per Share) in 1994. The dividends on the Shares electing inclusion in the dividend reinvestment plan were repaid to the Company for issuance of additional Shares to the electing shareholders, resulting in receipt of proceeds of $118,000 in 1996, $740,000 in 1995 and $1,489,000 in 1994. The Company has paid out substantially all of its net cash flow since inception.

CASH FLOWS FROM OPERATING, INVESTING, AND FINANCING ACTIVITIES

     Cash flows from operating activities for 1996 and 1995 of $9,797,000 and $7,229,000, respectively, were each affected by several noteworthy factors which entered into the calculation of the respective net incomes which amounted to $2,138,000 and $2,921,000, discussed above. Secondly, cash is increased by non-cash deductions for depreciation, amortization and additions to the provision for doubtful accounts, less the increase in accrued average rent on long-term leases. Finally, cash was provided in 1996 by an increase in accounts payable and other liabilities of $1,811,000, whereas changes in working capital components in 1995 reduced cash by $675,000 (an increase in accounts receivable and other assets ($1,472,000) in excess of the $797,000 increase in current liabilities).

     The cash flows from operating activities for 1995 and 1994 were $7,229,000 and $7,715,000, respectively. In addition to the items affecting the relative incomes for 1995 and 1994, discussed above, cash generated from operating activities was primarily due to changes in working capital components along with adjustments related to non-cash deductions.

     Cash flows used in investing activities in 1996 were $428,000, a decrease of $435,000 from the amount employed in 1995, resulting from a reduction in capital expenditures that had been employed in remerchandising the Mall.

     Cash flows from investing activities were $1,309,000 less in 1995 than 1994 during which the Company realized $1,935,000 from Home Depot attributable to the sale of approximately two acres of land. In addition, 1995 capital expenditures were $626,000 less than in 1994.

     Cash flows used in financing activities were $9,369,000 and $6,366,000 for 1996 and 1995, respectively. Distributions to shareholders decreased $1,169,000 as a result of the reduction in the quarterly dividend rate to $.175 per Share from $.275 per Share commencing with the May 15, 1995 distribution. In addition, the proceeds from dividend reinvestment decreased from $740,000 in 1995 to $118,000 in 1996 by reason of the expiration, after February 1995, of the requirement that dividends on Shares issued to the former partners of the Special General Partner (to compensate for the residual interest in the Partnership) and to the Advisor (to compensate for termination of the Advisory Agreement) were to be reinvested in the Company's Shares. In addition, bank borrowing decreased $950,000 at year-end 1996, whereas borrowing increased $2,600,000 at year-end 1995.

     Cash flows used in financing activities for 1995 and 1994 were $6,366,000 and $8,734,000, respectively. Distributions paid by the Company in 1995 decreased by $3,017,000 as a result of the reduction in the quarterly dividend rate to $.175 per Share discussed in the preceding paragraph. Proceeds from dividend reinvestment was $740,000 in 1995 versus $1,489,000 in 1994. After February 1995, the dividend reinvestment requirement described in the preceding paragraph was no longer applicable. In addition, bank borrowing at year-end 1995 increased $2,600,000, whereas at year-end 1994 bank borrowing increased $2,500,000.

DEBT REFINANCING

     On August 19, 1993, the Company, through a wholly-owned subsidiary, issued Floating Rate Notes in an aggregate principal amount of $118,000,000. The Floating Rate Notes are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The remainder of the proceeds from the Floating Rate Notes was used to purchase an interest rate cap (limiting the Company's maximum annual rate to 9%) and to pay mortgage recording taxes and other costs incurred in connection with the refinancing. The entire principal amount of the Floating Rate Notes is due on their maturity date, August 19, 1998. The notes have a floating interest rate equal to 78 basis points in excess of the three-month LIBOR. The interest rate on this debt, which is subject to quarterly reset, was 6.28% and 6.87% at December 31, 1996 and 1995, respectively.

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

     The mortgage and indenture relating to the Floating Rate Notes limit additional indebtedness that may be incurred by Green Acres Mall Corp. (now Green Acres Mall, L.L.C.) but not by the Trust. Those agreements also contain certain other covenants which, among other matters, effectively subordinate shareholder distributions to the debt service requirements of the Floating Rate Notes.

     On August 19, 1993, the Partnership also obtained an unsecured revolving credit facility in the amount of $3,400,000 with interest at 1% over the lender's prime rate. The amount available under this loan was increased to $5,900,000 in August 1994 and to $6,900,000 in April 1995. The loan added an optional LIBOR plus 250 basis point rate option and a maturity of December 31, 1996. In December 1996 the maturity date was extended to August 18, 1998, subject to the lender's right to call the loan on 60 days notice commencing December 18, 1997, with the additional availability of $600,000 for capital expenditures. As of December 31, 1996, the balance of this loan was $5,950,000.

     The Company anticipates that it will refinance the Floating Rate Notes on or before maturity in August 1998. Given the substantial market value of the Company's assets, Management anticipates that it will have considerable flexibility in obtaining such refinancing. However, Management considers it premature to identify any specific sources of such financing.

DIVIDENDS

     The Company's quarterly dividend rate for 1994 was $.275 per Share, representing an annual dividend rate of $1.10 per Share. On March 21, 1995, the Company announced a new quarterly dividend rate of $.175 per Share, representing an annual dividend rate of $.70 per Share. The reduction in the Company's dividend rate was primarily attributable to the surprisingly sharp rise in interest on the Company's collateralized Floating Rate Notes as discussed above.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's consolidated financial statements and supplementary data listed in Item 14(a) appear immediately following the signature pages.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company is managed by members of a Board of Trustees (the "Managing Trustees") initially comprised of the directors of the Partnership's former managing general partner. The Managing Trustees each serve for a term of three years and are divided into three equal classes, with the term of office of each class (two Trustees) expiring in each year. The Managing Trustees are responsible for electing the Company's executive officers, who serve at the discretion of the Board of Trustees. Myles H. Tanenbaum serves as the Company's President, Treasurer and as a member of the Company's Board of Trustees. In addition to Mr. Tanenbaum, the Company's executive officers include Kimli Cross Smith, Executive Vice President, Chief Operating Officer and Secretary; Richard
P. Ferrell, Vice President-Leasing and Management; and, until December 31, 1996, Dennis Harkins, Controller. Brief summaries of Mr. Tanenbaum's and the other Managing Trustees' and current executive officers' business experience and certain other information are set forth following the table.

                                Year Term
          Name                   Expires                 Position
          ----                  ---------                --------
Myles H. Tanenbaum (1)            1997         Managing Trustee, President
                                               (Chief Executive) and Treasurer
                                               (Principal Financial Officer)

Sylvan M. Cohen (1) (2)           1998         Managing Trustee

Alton G. Marshall (2) (3)         1999         Managing Trustee

George R. Peacock (1) (3)         1999         Managing Trustee

Phillip E. Stephens (1) (3)       1997         Managing Trustee

Kimli Cross Smith                 1998         Managing Trustee, Executive Vice
                                               President, Chief Operating
                                               Officer and Secretary

Richard P. Ferrell                 N/A         Vice President - Leasing and
                                               Management

----------
(1)  Member of the nominating committee.

(2)  Member of the audit committee.

(3)  Member of the compensation committee.

     Myles H. Tanenbaum, age 66, has been Managing Trustee and President of the Company from its inception. He is also Chairman of Arbor Enterprises, an investment and holding company. He formerly served as a consultant to Equitable Real Estate, of which the former Advisor to the Partnership is a wholly-owned subsidiary. Previously, he was the President of EQK Partners (formerly the Partnership's advisor) from its inception in September 1983 until October 1987 and was Chairman until December 1989. Prior to that time, from 1970 he served as Executive Vice President and Chairman of the Executive Committee of Kravco, Inc. Mr. Tanenbaum was also managing partner of the Partnership's former special general partner, a general partnership which was the sole shareholder of the Partnership's former managing general partner. Prior to joining Kravco, Inc. in 1970, Mr. Tanenbaum had been a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen, Philadelphia, Pennsylvania. He is also a certified public accountant. Mr. Tanenbaum is currently a director of Universal Health Realty Trust, a New York Stock Exchange ("NYSE")-listed real estate investment trust which owns hospitals, and of The Pep Boys--Manny, Moe & Jack, Inc., an NYSE-listed company engaged in the retail sale of automotive parts and accessories and the provision of automotive services.

     Sylvan M. Cohen, age 82, is Chairman and Chief Executive Officer of Pennsylvania Real Estate Investment Trust ("PREIT"), an American Stock Exchange-listed real estate investment trust, since its inception in 1960. Prior to that he was President of PREIT since its inception. Mr. Cohen has been a Trustee of PREIT since its inception. Mr. Cohen has been of counsel in the Philadelphia law firm of Drinker, Biddle & Reath since October 1995, and for more than five years prior thereto he was a partner in the Philadelphia law firm of Cohen, Shapiro, Polisher, Shiekman and Cohen. Mr. Cohen is a former director of Fidelity Bank, Philadelphia, Pennsylvania, and is a director of FPA Corporation, an American Stock Exchange-listed real estate development company, and a trustee of EQK Realty Investors I, an NYSE-listed real estate investment trust. He formerly served as President of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

     Alton Marshall, age 75, has been President of Alton G. Marshall Associates, Inc., a New York City real estate investment firm since 1971. He has been Senior Fellow of the Nelson A. Rockefeller Institute of Government in Albany, New York since January 1, 1991. He was Chairman of the Board and Chief Executive Officer of Lincoln Savings Bank, FSB, from March 1984 through December 1990. From 1971 to 1981, he was President of Rockefeller Center, Inc., a real estate, manufacturing and entertainment company. Mr. Marshall is currently a director of The Hudson River Trust, and New York State Electric & Gas Corp., and a trustee of EQK Realty Investors I. He is an independent partner of Alliance Capital and Alliance Capital Retirement Fund.

     George R. Peacock, age 73, retired in August 1988 after serving as Chairman and Chief Executive Officer of Equitable Real Estate, parent of the Partnership's former Advisor which is a wholly-owned subsidiary of Equitable. Mr. Peacock is a past member of Equitable's Investment Policy Committee. Prior to his retirement he was also a Senior Vice President of parent Equitable for approximately twelve years. Mr. Peacock is a former director of Equitable Real Estate and remains a trustee of EQK Realty Investors I. He is sole owner, President and Chief Executive Officer of Carluke, Inc.

     Phillip E. Stephens, age 49, has been Chairman and Chief Executive Officer of Compass, the Partnership's former property manager and a subsidiary of Equitable Real Estate, since February 1996, was President of Compass from January 1992 to February 1996 and was Executive Vice President of the Compass Retail division from January 1990 to December 1991. He has also served as President of ERPM, the Partnership's former Advisor and a wholly-owned subsidiary of Equitable Real Estate, since December 1989. From October 1987 to December 1989, he was President of EQK Partners (formerly the Partnership's advisor), the predecessor in interest to ERPM. From its inception in September 1983 to October 1987, he was Senior Vice President of EQK Partners. He is also President and a trustee of EQK Realty Investors I, a NYSE-listed real estate investment trust.

     Kimli Cross Smith, age 34, has been Executive Vice President, Chief Operating Officer and Secretary of the Company since July 1996, and previously served as Executive Vice President -- Leasing and Secretary of the Company from March 1995 to July 1996 and as Senior Vice President--Leasing and Secretary of the Company from March 1994 to March 1995. Prior to that, Ms. Smith had been a leasing representative for Compass, the Partnership's former property manager and a subsidiary of Equitable Real Estate, since November 1990. From March 1988 until she joined Compass, Ms. Smith was a leasing representative for Strouse, Greenberg & Co., Inc., Philadelphia, Pennsylvania.

     Richard P. Ferrell, age 39, has been Vice President -- Management since March 1994. Prior to that, from December 1992, Mr. Ferrell was Vice President of the Partnership's former managing general partner and the Manager of Green Acres Mall. From December 1991 to December 1992 Mr. Ferrell worked for the Rouse Company as Vice President and General Manager of the Citadel, an enclosed mall located in Colorado Springs, Colorado. Prior to that, from February 1989 to December 1991, Mr. Ferrell was employed by the Rouse Company as Manager of Retail Operations for the Cherry Hill Mall in Cherry Hill, New Jersey.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and trustees and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

     Based on the Company's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Company believes that all filings required to be made by the Reporting Persons during 1996 were made on a timely basis.

Item 11. EXECUTIVE COMPENSATION.

Executive Compensation

     The following table sets forth certain information concerning the compensation paid by the Trust during the fiscal years ended December 31, 1996 and 1995 to the Trust's President and each of the Trusts' other most highly compensated executive officers whose compensation exceeded $100,000 in 1996. Until the conversion to a REIT on February 28, 1994, the Company was not internally managed, and was not responsible for executive compensation.


                           SUMMARY COMPENSATION TABLE


                                                                                    Long Term
                                                                                   Compensation
                                                 Annual Compensation                  Awards
                                             -------------------------      ----------------------------

                                                                            Restricted        Securities    All Other
                                                                               Stock          Underlying   Compensation
Name and Principal Position        Year      Salary($)(1)     Bonus($)       Awards($)        Options(2)     ($) (3)
---------------------------        ----      ------------     --------      ----------        ----------   ------------
Myles H. Tanenbaum                 1996        175,000           --             --                --           --
  President                        1995        175,000           --             --                --           --
                                   1994        145,833        100,000           --             750,000         --

Kimli C. Smith                     1996        156,667         95,000           --                --          5,500
  Executive Vice President,        1995        147,000         15,000           --                --          5,500
  Chief Operating Officer          1994         85,871         32,500         15,000(4)         32,500        5,500
  and Secretary

Richard P. Ferrell                 1996        110,000         10,000           --                --          3,500
  Vice President -                 1995        110,000          7,500           --                --          3,500
  Management                       1994         84,041         22,500         12,500(5)         25,000        3,500


----------

(1) Salary information for 1994 includes only the period beginning on March 1, 1994 and ending on December 31, 1994. Prior to March 1, 1994 the Trust was not internally managed.

(2) Represents stock options granted to such persons on January 25, 1994. No stock options were granted by the Company during 1996 or 1995 and none of the Company's executive officers exercised any stock options previously granted to them during 1996 or 1995. All of the stock options granted to such officers during 1994 have an exercise price of $10 per share and vest pro-rata over a five year period commencing one year from the grant date. At December 31, 1996 and 1995, none of such options was in the money.

(3) Represents annual premium payments on life insurance on the lives of Ms. Smith and Mr. Ferrell for which they designate the beneficiaries, which policies are designed to comply with Section 79 of the Internal Revenue Code.

(4) Represents the dollar value of a grant of 1,500 shares at $10 per share as of January 24, 1994, the grant date. The dollar value of such shares on December 31, 1996 was $10,688, or $7.125 per share. All such shares are entitled to the receipt of dividends. These shares vested in equal increments over three years.

(5) Represents the dollar value of a grant of 1,250 shares at $10 per share as of January 24, 1994, the grant date. The dollar value of such shares on December 31, 1996 was $8,906 or $7.125 per share. All such shares are entitled to the receipt of dividends. These shares vested in equal increments over three years.


                 Aggregated Option Exercises in Fiscal Year 1996
                        and Fiscal Year-End Option Values

                                                         Number of
                                                         Securities                 Value of
                                                         Underlying                Unexercised
                                                         Unexercised              In-the-money
                                                         Options of               Options as of
                                                     December 31, 1996(#)        December 31, 1996
                     Shares Acquired      Value          Exercisable/                ($)(1)
         Name         Upon Exercise      Realized       Unexercisable         Exercisable/Unexercisable
         ----         -------------      --------       -------------         -------------------------
Myles H. Tanenbaum         0               $0          300,000/450,000                $0/$0
Kimli C. Smith             0                0           13,000/19,500                   0/0
Richard P. Ferrell         0                0           10,000/15,000                   0/0

----------
(1) In-the-money options are those for which the fair market value of the underlying Shares exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with the regulations of the SEC by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Shares.

Employment Contract

     In connection with her appointment to the position of Executive Vice President -- Chief Operating Officer of the Company in July 1996, the Company entered into an arrangement with Ms. Smith pursuant to which her compensation would be increased to $150,000 per year, with an incentive bonus of 30% of such base compensation (subject to adjustment to 15%-45% of such base compensation) based on the level of achievement of specified goals, with a supplemental bonus of $50,000 to be paid to Ms. Smith during each of 1996 and 1997. In addition, the Company agreed to sell to Ms. Smith 100,000 Shares at a price of $7.25 per share (the closing price for the Shares on the NYSE on the day preceding the board action approving such sale being $7.125 per share), the purchase price payable by the execution and delivery to the Company by Ms. Smith of a promissory note in the amount of $725,000, bearing interest at 8% per annum, payable quarterly, with the principal amount of such promissory note payable on the earliest of (i) July 1, 1999, (ii) the sale or merger of the Company, (iii) the sale by Ms. Smith of any of such Shares with such payment equal to $7.25 per Share sold and (iv) termination of Ms. Smith's employment with the Company.

Compensation of Directors

     Trustees who are not employees of the Trust are entitled to receive an annual fee of $15,000, plus a fee of $1,000 for attendance at each of the Trustee's meetings and $1,000 for attendance at Committee meetings. Other fees are payable for special services performed for the Trust, but no such services were provided in 1996. Mr.

Tanenbaum and Ms. Smith are not paid any fees for attendance at Trustee meetings or for any other special services performed for the Trust.

Compensation Committee Interlocks and Insider Participation

     The following Managing Trustees served on the Compensation Committee of the
Company:

                       Phillip E. Stephens, Chairman
                       Alton G. Marshall
                       George R. Peacock

     None of these committee members served as an officer or employee of the Company during 1996 or any time prior thereto. However, Mr. Stephens is President of Compass and President of ERPM, the Company's former Advisor. The Trust paid Compass $385,000 and $375,000, in the years ended December 31, 1996 and 1995, respectively. (See Item 13)

Compensation Committee Report on Executive Compensation

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

     As a result of the foregoing, the base compensation for 1994 for the President was set at an annual rate of $175,000 and Mr. Tanenbaum was granted options to purchase 750,000 Shares at $10.00 per Share (the market price at date of grant). Such options vest at the rate of 20% per year commencing December 31, 1994 so long as Mr. Tanenbaum is employed by the Company at the applicable year-end, subject to immediate vesting upon death, disability or change in control. By structuring compensation in this manner, the President's total compensation was made heavily dependent upon the performance of the Shares in the market. The base compensation and option awards were reflected in the Company's Consent Solicitation Statement/Prospectus dated December 23, 1993 that was provided to Unitholders in the predecessor partnership in connection with their decision on whether to approve the conversion. During 1996 and 1995, Mr. Tanenbaum's base salary remained at $175,000. No bonus or stock options were granted to Mr. Tanenbaum during either year.

     The compensation structure for the other members of senior management was also based in large part upon the Report. During 1995, the remaining officers received base compensation and an annual discretionary bonus. The cash compensation of the senior management other than Mr. Tanenbaum were set at levels close to industry norms and, accordingly, a greater proportion of the senior management compensation consisted of cash as compared to Mr. Tanenbaum's compensation. During 1996, base compensation increased only modestly over 1995, except in the case of Ms. Smith whose compensation was adjusted to provide a retention bonus and to reflect her expanded responsibilities. Increases and bonuses reflect subjective and non-quantitative evaluations of the performance of senior management.

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

                COMPARISON OF 34 MONTH CUMULATIVE TOTAL RETURN*
             AMONG ARBOR PROPERTY TRUST, THE S&P SMALLCAP 600 INDEX
                          AND THE NAREIT EQUITY INDEX





In the printed version of the document, a line graph appears which depicts the following plot points:


                                March 1,
                                 1994       1994          1995        1996
                                --------    ----          ----        ----
Arbor Property Trust             $100        $89          $ 77        $ 98
S & P Smallcap 600 Index         $100         93           121         147
NAREIT Equity Index              $100         96           111         150

-----------------
* $100 INVESTED ON 3/01/94 IN STOCK OR ON
  2/28/94 IN INDEX - INCLUDING REINVESTMENT OF
  DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.



                                             Cumulative Total Return
                                      -----------------------------------
                                                         December 31,
                                      March 1,   ------------------------
                                       1994      1994      1995      1996
                                      --------   ----      ----      ----
Arbor Property Trust                   $100      $ 89      $ 77      $ 98
S & P Smallcap 600 Index                100        93       121       147
NAREIT Equity Index                     100        96       111       150

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the beneficial holdings of Shares as of March 1, 1997 of: (i) all persons known by the Company, based upon filings with the Securities and Exchange Commission, to be beneficial owners of more than 5% of its outstanding Shares; (ii) all Managing Trustees of the Company individually;
(iii) all Executive Officers of the Company individually; and (iv) all Trustees and Executive Officers of the Company as a group.


                                                             Number of
                                                            Outstanding         % of
      Name                        Address                      Shares          Shares
      ----                        -------                   -----------        ------
Equitable                    787 7th Avenue
                             New York, NY  10019            1,470,139(1)       12.0%

Sylvan M. Cohen              1345 Chestnut Street               8,500(2)         (3)
                             Philadelphia, PA  19107

Alton G. Marshall            136 E. 79th Street                 7,500(2)         (3)
                             New York, NY  10021

George R. Peacock            Monarch Plaza                     17,943(4)         (3)
                             3414 Peachtree Road
                             Suite 416
                             Atlanta, GA  30326

Phillip E. Stephens          5775 Peachtree Dunwoody          109,688(1)(2)      (3)
                             Suite 200D
                             Atlanta, GA  30342


Myles H. Tanenbaum           One Tower Bridge               1,513,673(1)(5)    12.3%
                             Suite 800
                             W. Conshohocken, PA 19428

Kimli Cross Smith            One Tower Bridge                 121,800(6)(7)     1.0%
                             Suite 800
                             W. Conshohocken, PA 19428

Richard P. Ferrell           2034 Green Acres Mall             16,250(6)(8)      (3)
                             Valley Stream, NY 11581

All Directors and
 Executive Officers as a
 Group (7 persons)                                          1,795,354          14.6%

----------

(1) Includes the estimated allocation of Shares issued to the former General Partners of the Partnership, although a final allocation has not yet been completed. Until the Shares are distributed, voting of the shares will be controlled by Mr. Tanenbaum.

(2) Includes 7,500 Shares issuable upon the exercise of 7,500 options which were granted to each Managing Trustee on January 25, 1994 and vested pro-rata over a three year period from the date of grant.

(3)  The number of Shares represents less than 1% of the outstanding Shares.

(4) Includes 1,000 Shares owned by Mr. Peacock's wife, of which Mr. Peacock disclaims beneficial ownership. Also includes 7,500 Shares issuable upon the exercise of 7,500 options which were granted on January 25, 1994 and vested pro-rata over a three year period from the date of grant.

(5) Includes 12,700 Shares owned by Mr. Tanenbaum's wife and 10,000 Shares owned by a trust of which he is a trustee. Excludes 125,445 Shares owned by Mr. Tanenbaum's adult children, of which Mr. Tanenbaum disclaims beneficial ownership. Also includes 450,000 Shares issuable upon the exercise of the vested portion of 750,000 options which were granted to Mr. Tanenbaum and which vest pro-rata over a five year period from the date of grant.

(6) Includes restricted Shares that will become unrestricted in equal annual increments over three years commencing one year from the grant date, or January 25, 1995.

(7) Includes 19,500 Shares issuable upon the exercise of the vested portion of the 32,500 options which were granted on January 25, 1994 and vest pro-rata over a five year period from the date of grant.

(8) Includes 15,000 Shares issuable upon the exercise of the vested portion of the 25,000 options which were granted on January 25, 1994 and vest pro-rata over a five year period from the date of grant.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Partnership had entered into a property management agreement with Compass, a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the Merger discussed in Items 1 and 4, the agreement with Compass was amended to limit Compass' scope of responsibilities primarily to accounting and financial services in connection with the operations of the Property and its compensation was reduced from 4% to 2% of net rental and service income. For the years ended December 31, 1996, 1995 and 1994, fees earned by Compass were $381,000, $389,000, and $289,000, respectively. That engagement terminated December 31, 1996.

     The Company's executive office is located at One Tower Bridge, W. Conshohocken, PA 19428. This office, including furniture, telephones, and certain office services and equipment, have been furnished at a monthly rate of $4,768 from a partnership owned by Mr. Tanenbaum and a son.

     On March 3, 1997, Mr. Tanenbaum advanced to the Company $1.4 million, which amount was repaid, without interest, on March 7th ($750,000), March 12th ($150,000), March 21st ($400,000) and March 25th ($100,000).


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Page
                                                                          Number
                                                                          ------
(a)  The following documents are filed as part of this report:

     1.   Consolidated Financial Statements
          Report of Independent Public Accountants
          Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended
             December 31, 1996, 1995 and 1994
          Consolidated Statements of Shareholders' Equity
             for the years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Cash Flows for the years ended
             December 31, 1996, 1995 and 1994
          Notes to consolidated financial statements, including supplementary data

     2.   Financial Statement Schedules
          Schedule II:     Valuation & Qualifying Accounts
          Schedule III:    Real Estate and Accumulated
                           Depreciation
          All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements, or the related notes thereto.

     3.   Exhibits
           (2) Form of Agreement and Plan of Merger by and among the Partnership, the General Partners, the Company and Green Acres Mall Corp.(5)
           (3)   (a)    Amended and Restated Declaration of Trust
                        of the Company(6)
                 (b)    Certificate of Trust of the Company(5)
                 (c)    Form of By-laws of the Company(5)
           (4)   Specimen of Common Share Certificate(5)
           (9)   None
           (10)  (a)    Agreement regarding post-closing obligations.(1)

                 (b) Modification and restatement of Lease between Green Acres Associates and Gimbels Valley Stream, Inc. dated August 6, 1986.(1)
                 (c) Rent credit agreement dated August 6, 1986 between Green Acres Associates and Federated Department Stores, Inc.(1)
                 (d)    Agreement dated August 6, 1986 among Green
                        Acres Associates, Gimbels Valley Stream, Inc. and Federated Department Stores, Inc.(1)
                 (e) Lease dated February 6, 1981 between the Equitable Life Assurance Society of the United States and Allied Stores of New York, Inc.(1)
                 (f) Lease dated December 15, 1954 by and between Sterling Estates, Inc. and JC Penney Company, as amended.(1)
                 (g) Lease dated February 22, 1989 by and between Blumfold Corporation and the Partnership.(2)
                 (h) Amendment to Lease between Blumfold Corporation and the Partnership dated June 22, 1990.(3)
                 (i) Amendment to Lease between Blumfold Corporation and the Partnership dated August 13, 1990.(3)
                 (j)    Lease Agreement between Kmart Corporation and
                        the Partnership dated March 8, 1993.(4)
                 (k)    Form of Advisory Services Termination Agreement
                        by and between the Company and Equitable Realty Portfolio Management, Inc.(5)
                 (l)    Form of Amended and Restated Property
                        Management Agreement by and between the
                        Company and Compass Retail, Inc.(5)
                 (m) Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Future Filing, dated as of August 19, 1993, by and between the Partnership and EQK Green Acres Funding Corp.(5)
                 (n) Note due August 19, 1998 in the principal amount of $118,000 from the Partnership to EQK Green Acres Funding Corp.(5)
                 (o) Form of Collateralized Floating Rate Note due August 19, 1998 from EQK Green Acres Funding Corp.(5)
                 (p) Interest Rate and Currency Exchange Agreement, dated as of August 12, 1993, by and between AIG Financial Products Corp. and EQK Green Acres Funding Corp., as agent for the Partnership.(5)

                 (q) Indenture, dated as of August 19, 1993, by and between EQK Green Acres Funding Corp. and
                        Bankers Trust Company.(5)
                 (r)    EQK Green Acres Trust Incentive Share Plan.(6)
                 (s) Amended and restated loan agreement by and between Green Acres Mall Corp. and PNC Bank, National Association, dated as of August 8, 1994.(7)
                 (t) Guaranty and Surety Agreement by and between the Trust and PNC Bank, National Association, dated August 8, 1994.(7)
                 (u) Confirmation of Swap Transaction by and between Arbor Property Trust and Goldman Sachs Capital Markets, L.P. dated as of May 23, 1995.(8)
                 (v) Loan Modification Agreement by and between PNC Bank and the Registrant dated December 26, 1995. (9)
                 (w) Loan Modification Agreement by and between PNC Bank and the Registrant dated December 23, 1996.

           (11)   See the Consolidated Statement of Operations.
           (12)   Inapplicable.
           (13)   Inapplicable.
           (16)   None.
           (18)   None.
           (21)   Subsidiaries of the Registrant
           (22)   Inapplicable.
           (23)   Consent of Arthur Andersen LLP
           (24)   None.
           (27)   Financial Data Schedule
           (28)   None.
     (b)   Reports on Form 8-K
           No reports on Form 8-K were filed during the fourth quarter of 1996.
     (c)   See paragraph (a) 3. above
     (d)   See paragraph (a) 2. above

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

          (5) Incorporated herein by reference to exhibit filed with Registrant's Registration Statement on Form S-4, File No. 38-68664.

          (6) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1993.

          (7) Incorporated herein by reference to exhibit filed with Registrant's Form 10-Q for the quarter ended June 30, 1994.

          (8) Incorporated by reference herein to exhibit filed with Registrant's Form 10-Q for the quarter ended June 30, 1995.

          (9) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                            Arbor Property Trust


                                            By: /s/ Myles H. Tanenbaum
                                                -------------------------------
                                                Myles H. Tanenbaum
                                                Managing Trustee and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


Signatures                                             Title
----------                                             -----

/s/ Myles H. Tanenbaum                       Managing Trustee, President and
-----------------------------                Treasurer (Principal Executive and
Myles H. Tanenbaum                           Financial Officer)


/s/ Kimli Cross Smith                        Managing Trustee, Executive Vice
-----------------------------                President, Chief Operating Officer
Kimli Cross Smith                            and Secretary


/s/ Sylvan M. Cohen                          Managing Trustee
-----------------------------
Sylvan M. Cohen


/s/ Alton G. Marshall                        Managing Trustee
-----------------------------
Alton G. Marshall


/s/ George R. Peacock                        Managing Trustee
-----------------------------
George R. Peacock


/s/ Phillip E. Stephens                      Managing Trustee
-----------------------------
Phillip E. Stephens

                              Arbor Property Trust

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES

                                                                           Page
                                                                           ----
Arbor Property Trust

Report of Independent Public Accountants.................................   33

Consolidated Balance Sheets as of December 31, 1996 and 1995 ............   34

Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995, and 1994...................................  35

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.............................  36

Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995, and 1994...................................  37

Notes to Consolidated Financial Statements................................  38


Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Trustees of Arbor Property Trust:


We have audited the accompanying consolidated balance sheets of Arbor Property Trust (a Delaware Business Trust) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Property Trust and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedules listed in the Index to the Financial Statements and Financial Statement Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. The accompanying schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP


      Philadelphia, PA
      March 13, 1997

                              ARBOR PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                            December 31,
                                                                     ------------------------
                                                                       1996            1995
                                                                     --------        --------
                                     ASSETS
Investments in Green Acres Mall, at cost:
     Land                                                            $ 30,295        $ 30,295
     Buildings and improvements                                       140,448         140,022
     Capitalized lease                                                  7,125           7,125
     Personal property                                                  1,177           1,175
                                                                     --------        --------
                                                                      179,045         178,617
     Less accumulated depreciation                                     35,159          30,890
                                                                     --------        --------
                                                                      143,886         147,727
Tenant security deposits & escrowed cash                                  599             625
Accounts receivable (net of allowances for
     doubtful accounts of $527 and $129)                                8,970           9,281
Other assets, net                                                       3,902           5,109
                                                                     --------        --------
TOTAL ASSETS                                                         $157,357        $162,742
                                                                     ========        ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Collateralized floating rate notes (net of
         unamortized discount of $39 and $62)                        $117,961        $117,938
     Distributions payable                                              2,149           2,129
     Obligation under capital lease                                     7,017           7,001
     Note payable to bank                                               5,950           6,900
     Accounts payable and other liabilities                             6,156           4,357
     Due to affiliates                                                     33              37
                                                                     --------        --------
                                                                      139,266         138,362
                                                                     --------        --------

Commitments and Contingencies:

Shareholders' Equity:
     Shares of beneficial interest, without par value:
         Authorized:  5,000,000 preferred shares,
         45,000,000 common shares, and 50,000,000
         excess shares; Issued and outstanding: 12,280,739
          and 12,164,218 common shares                                118,121         117,991
     Distributions in excess of accumulated earnings                 (100,030)        (93,611)
                                                                     --------        --------
                                                                       18,091          24,380
                                                                     --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $157,357        $162,742
                                                                     ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except shares and per share data)


                                                                                  Years Ended December 31,
                                                                            1996             1995              1994
                                                                       ----------       ----------        ----------
Revenues from rental operations                                           $21,886          $22,204           $21,504
Operating expenses, net of tenant reimbursements
     (includes fees to affiliate of $381, $389 and $289)                    1,492            1,496             1,908
Advisory and termination fees paid to former advisor,
     discontinued March 30, 1994 (including $3,843 as a result
     of the termination of the advisory agreement in 1994)                   --               --               4,107
Provision for doubtful accounts (including write-offs of accrued
     straight-line rents of $530, $18 and $39)                              1,120              210               492
Depreciation and amortization                                               4,382            4,403             4,164
                                                                       ----------       ----------        ----------
Income from rental operations                                              14,892           16,095            10,833
Interest expense (includes amortization of refinancing costs)              10,694           10,755             8,573
Unusual  and nonrecurring expenses                                           --                262              --
Other expenses, net of interest income                                      2,060            2,157             2,765
                                                                       ----------       ----------        ----------
Income (loss) before gain on sale of real estate                            2,138            2,921              (505)
Gain on sale of real estate                                                  --               --                 839
                                                                       ----------       ----------        ----------
Net income                                                                $ 2,138          $ 2,921           $   334
                                                                       ==========       ==========        ==========

Income (loss) per weighted average share:
Income (loss) before gain on sale of real estate                          $  0.18          $  0.24          ($  0.04)
Gain on sale of real estate                                                  --               --                0.07
                                                                       ----------       ----------        ----------
Net income                                                                $  0.18          $  0.24           $  0.03
                                                                       ==========       ==========        ==========

Weighted average number of shares outstanding                          12,197,550       12,142,454        11,681,960
                                                                       ==========       ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                               Distributions in
                                                                  Shares of       Excess of
                                                                  Beneficial     Accumulated
                                                                   Interest        Earnings        Total
                                                                  ----------     -----------      -------
Balance, January 1, 1994                                           $ 95,500       ($ 75,134)      $20,366

Net income for the year ended December 31, 1994                                         334           334
Distributions ($1.10 per Common Share)                                              (13,218)      (13,218)
Shares issued in conversion to REIT                                  16,371                        16,371
Shares issued in termination of Advisory Agreement                    3,843                         3,843
Restricted Shares issued to executive officers                            6                             6
Shares issued upon dividend reinvestment                              1,489                         1,489
                                                                   --------       ---------       -------
Balance, December 31, 1994                                          117,209         (88,018)       29,191

Net income for the year ended December 31, 1995                                       2,921         2,921
Distributions ($.70 per Common Share)                                                (8,514)       (8,514)
Restricted Shares issued to executive officers                           42                            42
Shares issued upon dividend reinvestment                                740                           740
                                                                   --------       ---------       -------
Balance, December 31, 1995                                          117,991         (93,611)       24,380

Net income for the year ended December 31, 1996                                       2,138         2,138
Distributions ($.70 per Common Share)                                                (8,557)       (8,557)
Restricted Shares issued to executive officers                          737                           737
Note Receivable from executive officer for Restricted Shares           (725)                         (725)
Shares issued upon dividend reinvestment                                118                           118
                                                                   --------       ---------       -------

Balance, December 31, 1996                                         $118,121       ($100,030)      $18,091
                                                                   ========       =========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Years Ended December 31,
                                                                                 1996          1995          1994
                                                                               -------       -------       --------
Cash flows from operating activities:
     Net income                                                                 $2,138        $2,921        $   334
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Provision for doubtful accounts, including write-offs of
                accrued straight-line rents of $530, $18 and $39                 1,120           210            492
            Depreciation and amortization                                        4,382         4,403          4,164
            Amortization of deferred financing costs                             1,237         1,245          1,212
            Amortization of collateralized floating rate note discount              23            24             23
            Amortization of deferred compensation                                   12            42           --
            Termination of advisor agreement                                      --            --            3,843
            Gain on sale of real estate                                           --            --             (839)
            Changes in assets and liabilities:
                Increase in accrued rent receivable                               (926)         (941)        (1,247)
                (Increase) decrease  in accounts receivable, tenant
                    security deposits and escrowed cash  and other assets         --          (1,472)           161
                Increase (decrease) in accounts payable and
                    other liabilities and due to affiliates                      1,811           797           (428)
                                                                               -------       -------       --------
     Net cash provided by operating activities                                   9,797         7,229          7,715
                                                                               -------       -------       --------
Cash flows from investing activities:
     Proceeds from sale of real estate, net                                       --            --            1,435
     Additions to buildings and improvements
         and personal property                                                    (428)         (863)        (1,489)
     Decrease in restricted cash                                                  --            --              500
                                                                               -------       -------       --------
     Net cash (used in) provided by investing  activities                         (428)         (863)           446
                                                                               -------       -------       --------
Cash flows from financing activities:
     Distributions paid                                                         (8,537)       (9,706)       (12,723)
     Proceeds from dividend reinvestment                                           118           740          1,489
     Borrowings under (repayment of) bank line of credit                          (950)        2,600          2,500
                                                                               -------       -------       --------
     Net cash used in financing  activities                                     (9,369)       (6,366)        (8,734)
                                                                               -------       -------       --------
Decrease in cash and short-term investments                                          0             0           (573)
Cash and short-term investments, beginning of year                                   0             0            573
                                                                               -------       -------       --------
Cash and short-term investments, end of year                                   $     0       $     0       $      0
                                                                               =======       =======       ========


The accompanying notes are an integral part of these consolidated financial statements.

                              Arbor Property Trust
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

NOTE 1: Merger Transaction and Basis of Presentation

Arbor Property Trust (the "Trust"), formed on September 8, 1993 as a Delaware business trust, has an indefinite life and has elected real estate investment trust ("REIT") status under the Internal Revenue Code of 1986, as amended, with the filing of its Federal Income Tax Return for the year ended December 31, 1994. On February 28, 1994, EQK Green Acres, L.P. (the "Partnership") merged with and into Green Acres Mall Corp., a wholly-owned subsidiary of the Trust (the "Merger"). Prior to February 28, 1994, the Trust did not have significant operations. On April 17, 1996, the Trust formed APT, Inc., a Delaware corporation and a wholly-owned subsidiary of the Trust ("APTI"). In addition, on April 17,1996, APTI and the Trust formed Arbor Property, L.P. ("APLP"), a Delaware limited partnership of which APTI is the general partner and the Trust is the limited partner, and APTI and APLP in turn formed Green Acres Mall L.L.C. ("GAMLLC"), a Delaware limited liability company of which APTI and APLP are the only members. On April 30, 1996, the Trust caused the merger of Green Acres Mall Corp. with and into GAMLLC, which was the surviving entity of such merger. The Trust and the Partnership are interchangeably referred to herein as the "Company". The Company owns and operates Green Acres Mall (the "Property" or the "Mall"), a 1.6 million square foot super-regional enclosed shopping mall complex situated in southwestern Nassau County, Long Island, New York.

     The Partnership had been formed pursuant to an Agreement of Limited Partnership dated as of June 30, 1986 (and amended and restated as of August 27, 1986) to acquire and operate the Mall. In 1991, the Partnership completed the conversion of a leased industrial building, located adjacent to the Property, into a convenience shopping center known as the Plaza at Green Acres (the "Plaza").

     Pursuant to the merger, Unitholders of the Partnership received 10,172,639 Common Shares of Beneficial Interest of the Trust (the "Common Shares") on account of their 98.98% percentage interest in the Partnership; the General Partners of the Partnership received 104,830 Common Shares on account of their 1.02% percentage interest in the Partnership; and the Special General Partner of the Partnership received 1,316,251 Common Shares in satisfaction of its residual interest in the Partnership. Pursuant to the termination of the Partnership's advisory agreement (see Note 5), the Advisor received 308,933 Common Shares on March 30, 1994. In addition, pursuant to an agreement with the Company, all distributions, prior to May 1995, with respect to the Common Shares issued for the Special General Partner's residual interest in the Partnership and the termination of the agreement with the Advisor were reinvested through a dividend reinvestment plan in newly issued Common Shares. Distributions aggregating $118,000, $740,000 and $1,489,000 were reinvested under this plan in 1996, 1995 and 1994, respectively.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

NOTE 2: Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements included the accounts of the Trust and GAMLLC, which is indirectly wholly-owned by the Company, and all other subsidiary entities of the Company. All significant intercompany transaction and balances have been eliminated.

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

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

     The Company recognizes minimum rental income from leases with scheduled rent increases on a straight-line basis over the lease term. Accrued rent receivable, included in accounts receivable in the accompanying balance sheets, represents the difference between the straight-line rent and amounts currently due. At December 31, 1996 and 1995 the accrued rent receivable was $4,580,000 and $4,184,000, respectively. Percentage rents and payments for taxes, insurance and maintenance by tenants are estimated and accrued.

Capitalization, Depreciation and Amortization

     Depreciation of the Property is provided on a straight-line basis over the estimated useful lives of the related assets, ranging generally from 10 to 40 years. The capitalized lease asset is amortized over its term. Deferred financing costs, which are included in other assets in the accompanying balance sheets, are amortized on a straight-line basis over the term of the related debt. At December 31, 1996 and 1995, deferred financing costs were $6,063,000 and $6,063,000, net of accumulated amortization of $4,175,000 and $2,938,000, respectively.

Deferred Leasing Costs

     Costs incurred in connection with the execution of a new lease, including leasing commissions, costs associated with the acquisition or buy-out of existing leases and legal fees, which are included in other assets in the accompanying balance sheets, are deferred and amortized over the term of the new lease. At December 31, 1996 and 1995 deferred leasing costs were $2,173,000 and $1,984,000, net of accumulated amortization of $604,000 and $491,000, respectively.

Income Taxes

     Effective with the filing of the Federal income tax return for the year ended December 31, 1994, the Company elected and qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified. Accordingly, no provision has been made for Federal income taxes in the accompanying financial statements.

     The Company is subject to a Federal excise tax computed on a calendar year. The excise tax equals 4% of the excess, if any, of 85% of the Company's ordinary income plus 95% of the Company's capital gain net income for the calendar year over cash distributions during the calendar year, as defined. No provision for excise tax was made in the accompanying financial statements, as no tax was due.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The tax status of distributions paid to beneficiaries was composed of the following for the calendar years ended December 31, 1996, 1995 and 1994:


                                        1996               1995         1994
                                        ----              -----        -----
Ordinary Income                         $.25              $ .24        $  --
Return of Capital                        .45                .56         1.10
                                        ----              -----        -----
                                        $.70              $ .80        $1.10

Consolidated Statements of Cash Flows

     Cash equivalents include short-term investments with an original maturity of three months or less.

     Included in the consolidated statements of cash flows are cash payments for interest of $9,549,000, $9,598,000 and $6,859,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Other non-cash financing and investing activities are discussed in Note 1.

Fair Value Disclosures

     The carrying value of the Company's collateralized floating rate notes approximates fair value since the interest rate on the notes is reset quarterly. The interest rate cap agreement described in Note 4 entitles the Company to receive from the counter-party (a major insurance company) the amounts, if any, by which the Company's interest payments on $118,000,000 of collateralized floating rate notes exceed 9%. The purchase price paid for the interest rate cap is included in other assets in the accompanying balance sheets and is amortized to interest expense over the term of the agreement. At December 31, 1996, the unamortized value of the cap was $334,000. The fair value of the cap at December 31, 1996 of $27,000 was determined by reference to a quote obtained from the counter-party.

     The carrying value of the Company's other financial instruments (cash, receivables and payables) approximate their market value because of the short-term maturity of those instruments.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserve for Asset Impairment

     The Company periodically reviews its long-lived assets for impairment in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." At December 31, 1996, the Company has concluded no reserve for asset impairment is required.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Statement encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the entity's financial statements. The Statement also allows an entity to continue to account for stock-based employee compensation using the intrinsic value based method in APB Opinion No. 25. The Company intends to continue its accounting for equity instruments using APB Opinion No. 25. The Company has evaluated the impact of SFAS 123 and determined it to be immaterial for the year ended December 31, 1996.

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

     Percentage rentals amounted to $1,803,000, $2,041,000 and $1,871,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the tenants pay certain utility charges to the Company and, in most leases, reimburse their proportionate share of real estate taxes and common area expenses.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The Company leases space to national, regional, and local tenants. Diversity in the tenant mix minimizes exposure to credit risk from geographic concentration. However, regional and local tenants may represent a higher level of credit risk. At December 31, 1996, the Company had certain lessees operating under Chapter 11 Bankruptcy. Minimum rentals, plus percentage rentals on these leases represented 2.7% of rental revenues from operations in 1996. In certain instances, the Company obtains security deposits to mitigate risk from less creditworthy tenants.

     Future minimum rentals under existing leases at December 31, 1996 are as follows:

   Years ending
   December 31,                                                   Amount
   ------------                                                ------------

      1997 .................................................   $ 17,211,000

      1998 .................................................     16,918,000

      1999 .................................................     16,727,000

      2000 .................................................     15,894,000

      2001 .................................................     14,498,000

      Thereafter ...........................................     82,009,000
                                                               ------------
                                                               $163,257,000
                                                               ============

As of December 31, 1996, the Company has signed sublease agreements with certain tenants of the Plaza, which generally provide for rentals based on a percentage of tenant sales in addition to base rental. Sublease income of $35,752,000 will be received over the remaining terms of the respective leases. Such income is included in the future minimum rentals table presented above. Sublease income totaled $2,409,000, $2,398,000, and $2,394,000 for the years ended December 31,
1996, 1995 and 1994, respectively.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The Company as Lessee

     In 1990, the Company entered into a 30-year lease, with three, six-year renewal options, on the Plaza, an adjacent 9-acre site on which there is situated an industrial building that has been renovated and converted into retail shopping space. The Plaza opened for business in September 1991. In addition to specified rents, the Plaza lease requires the Company to pay property taxes, insurance, operating expenses and additional rentals based on a percentage of revenues generated by the operations of the Plaza. No such additional rentals were paid in 1996, 1995 or 1994. In accordance with generally accepted accounting principles, the portion of the lease related to the building is accounted for as a capital lease while the portion related to the land is accounted for as an operating lease.

     The following is a schedule of future minimum lease payments under the lease as of December 31, 1996:

                                                     Capital         Operating
                                                      Lease            Lease
                                                    Component        Component
                                                   ------------    ------------

     1997 ........................................ $   702,000     $   788,000
     1998 ........................................     707,000         793,000
     1999 ........................................     707,000         793,000
     2000 ........................................     707,000         793,000
     2001 ........................................     707,000         793,000
     Thereafter ..................................  26,610,000      29,890,000
                                                   -----------     -----------
     Minimum Lease Payments                        $30,140,000     $33,850,000
                                                   -----------     -----------
     Less Amount Representing Interest             (23,123,000)

     Present Value of Minimum Lease Payments       $ 7,017,000
                                                   ===========


     For the years ended December 31, 1996, 1995 and 1994, total rental expense under the operating lease portion of this lease was $724,000, $728,000, and $731,000, respectively, all of which represented minimum lease payments.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     The floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR, which is payable on a quarterly basis which commenced on November 12, 1993. The interest rate is subject to reset on such interest payment dates. The weighted average interest rate for 1996, 1995 and 1994 was 6.76%, 6.89% and 5.29%, respectively. The interest rate cap provides that the effective interest rate applicable to the $118,000,000 face value of the notes will not exceed 9% per annum through their maturity date. Should such debt's interest rate rise above 9%, the Company would record amounts receivable from the counter-party as a reduction to interest expense. The Company is exposed to certain losses in the unlikely event of non-performance by the counter-party to this agreement. In May 1995, the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the floating rate notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. This agreement fixed the rate for a period of one year and eliminated the risk of increases in the LIBOR rate. The weighted average interest rate for 1996 and 1995, without the existence of the swap, would have been 6.39% and 6.77%, respectively.

     The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by Green Acres Mall L.L.C. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from Green Acres Mall L.L.C. to debt service requirements of the floating rate notes. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at December 31, 1996.

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     As part of its comprehensive debt restructuring, the Company also obtained a $3,400,000 unsecured line of credit facility from a bank in 1993. The line of credit agreement bears interest at 1% above the bank's prime rate. Effective August 8, 1994, this line of credit was increased to $5,900,000 and its maturity extended to April, 1995. In April, 1995, this line of credit was modified to allow the Company to elect an interest rate of prime plus 1% or Euro-rate plus 2.5% and increase the amount available to $6,900,000 and extend the maturity to December 31, 1995. In December, 1995 the maturity was extended to December 31, 1996. In December 1996, the maturity was extended to August 18, 1998, subject to the bank's right to call the loan on 60 days notice commencing December 18, 1997, and provided an additional $600,000 of availability to be used for capital expenditures. The line of credit agreement also contains certain covenants which, among other matters, limit the amount of the Company's annual dividend to an amount that does not exceed operating cash flow (as defined), and requires the Company to maintain a quarterly debt service coverage ratio (as defined). At December 31, 1996 and 1995, the Company had borrowed $5,950,000 and $6,900,000, respectively, under this credit facility. The weighted average amounts outstanding under short-term borrowings during 1996, 1995 and 1994 were $6,046,000, $5,213,000 and $2,890,000, with corresponding interest rates of 8.5%, 9.9% and 8.2%. The maximum outstanding borrowings during 1996, 1995 and 1994 were $6,900,000, $6,900,000 and $5,150,000, respectively.

NOTE 5: Transactions with Affiliates

     Prior to the termination of its advisory agreement as discussed below, Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), acted as "Advisor" to the Partnership. The Advisor made recommendations to the Managing General Partner concerning investments, administration and day-to-day operations. In 1994, the Advisor earned a base advisory fee of $164,000. The Advisor also received an annual subordinated incentive advisory fee of $1,250,000 which increased in proportion to the amount by which aggregate distributions of operating cash flow to Unitholders exceeded a 10% return on the Unitholders' Adjusted Capital Contributions (as defined in the Partnership Agreement). Payment of this fee was subordinated to a minimum annual distribution equal to a 10% return to Unitholders. Portions of the fee not paid in any year because of such subordination were to be deferred and paid from future

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


operating cash flow on a subordinated basis. In 1994, the Advisor earned an incentive advisory fee of $100,000.

     Pursuant to the merger discussed in Note 1, upon the expiration of a 30-day transition period agreement commenced March 1, 1994, the agreement with the Advisor was terminated.

     The Partnership had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. In connection with the merger discussed in Note 1, the agreement with Compass was amended to limit Compass' scope of responsibilities primarily to accounting and financial services in connection with the operations of the Property, and the Plaza and its compensation was reduced from 4% to 2% of net rental and service income as of March 1, 1994. For the years ended December 31, 1996, 1995 and 1994, management fees earned by Compass were $381,000, $389,000 and $289,000, respectively. In addition, in 1994 Compass earned a fee of $40,000 for certain tax reporting services provided to the Company. The agreement with Compass terminated December 31, 1996.

     In 1996, 1995 and 1994, the Company incurred $147,000, $156,000 and
$144,000, respectively, related to a lease for the executive offices, including furniture, telephone services, and other office services and equipment, with a partnership owned by the President of the Company and his son. Beginning January 1, 1997, the Company has a lease for $4,768 monthly through June 30, 1997.

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

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     Concurrent with the adoption of this Plan, the Company granted options to purchase 7,500 Common Shares to each of its four eligible Trustees and options to purchase an aggregate of 875,000 (since reduced to 825,000) Common Shares to certain officers. Certain officers also received in aggregate 5,950 restricted Common Shares. All such options have an exercise price of $10 per Common Share and vest ratably commencing one year from the grant date in equal annual increments over three and five years for the Trustee and officer options, respectively. The restricted shares become unrestricted in equal annual increments over three years commencing one year from the grant date. The market value of the restricted shares awarded of $60,000 was amortized to expense over the three year vesting period and was $12,000 and $42,000 in 1996 and 1995, respectively. No options were exercised during 1996 and 1995. At December 31, 1996, 589,050 Common Shares are available to be awarded under the Plan.

     In connection with her appointment to the position of Executive Vice President -- Chief Operating Officer of the Company in July 1996, the Company entered into an arrangement with Ms. Smith pursuant to which her compensation would be increased to $150,000 per year, with an incentive bonus of 30% of such base compensation (subject to adjustment to 15%-45% of such base compensation) based on the level of achievement of specified goals, with a supplemental bonus of $50,000 to be paid to Ms. Smith during each of 1996 and 1997. In addition, the Company agreed to sell to Ms. Smith 100,000 Shares at a price of $7.25 per share (the closing price for the Shares on the NYSE on the day preceding the board action approving such sale being $7.125 per share), the purchase price payable by the execution and delivery to the Company by Ms. Smith of a promissory note in the amount of $725,000, bearing interest at 8% per annum, payable quarterly, with the principal amount of such promissory note payable on the earliest of (i) July 1, 1999, (ii) the sale or merger of the Company, (iii) the

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sale by Ms. Smith of any of such Shares with such payment equal to $7.25 per Share sold and (iv) termination of Ms. Smith's employment with the Company. At December 31, 1996, the principal balance of the loan was $725,000 and is included as a reduction in Shareholders' Equity.

NOTE 8: Commitments and Contingencies

     Pursuant to the terms of the Plaza lease, the Company was required to provide, or cause a third-party lender to provide, mortgage financing of $4,800,000 to the lessor in consideration for which the lessor pays to the Company interest of 1% per month, 12% annually.

     In January, 1992, the Company arranged such financing from a third-party lender for a term of five years at an interest rate of 10.25%. The Company is negotiating a five-year refinancing at a rate equal to 250 basis points over the five-year Treasury bond rate in effect two days prior to the loan closing. This financing is secured by a mortgage on the lessor's fee interest in the Plaza, but is non-recourse to the lessor. The Company is required to make all debt service payments and receives interest, as aforesaid, from the lessor as an offset against the monthly rent payment to the lessor.

NOTE 9: Selected Quarterly Financial Data (Unaudited)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1996 and 1995. Such data includes certain reclassifications to accounts presented in quarterly reports on Form 10-Q in order to conform their presentation to that used in the consolidated statements of operations presented herein.


                                             (in thousands except per Common Share amounts)
                                                            Quarter Ended
                                             -------------------------------------------------
                                             March 31      June 30      Sept. 30       Dec. 31
                                             --------      -------      --------       -------
1996
----
Revenues from rental operations                $5,391       $4,741        $5,800       $5,954
Income from rental operations                   3,920        3,064         3,817        4,091
Net income (loss)                                 825         (144)          709          748
Net income (loss) per Share                      $.07        $(.01)         $.06         $.06
Weighted average number of shares
   outstanding                             12,166,430   12,168,691    12,176,460   12,278,052

1995
----
Revenues from rental operations                $5,220       $5,727        $5,603       $5,654
Income from rental operations                   3,772        4,166         4,026        4,131
Net income                                        303          938           742          938
Net income  per Share                            $.03         $.08          $.06         $.07
Weighted average number of shares
   outstanding                             12,104,846   12,145,570    12,156,942   12,161,676

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The decrease in revenues from rental operations in the second quarter of 1996 in comparison to the second quarter of 1995 was primarily a result of a change in accounting estimate resulting in a decrease in utility revenue of $850,000 ($480,000 related to the years 1992 through 1995).

     Revenues from rental operations in the third quarter of 1996 and the fourth quarter of 1995 differ from amounts previously reported due to the reclassification of write-offs of accrued straight-line rents of $530,000 and $18,000, respectively, to provision for doubtful accounts. The reclassification had no impact on income from rental operations or net income.

     The decrease in revenues from rental operations in the fourth quarter of 1995 in comparison to the fourth quarter of 1994 was primarily a result of a reduction in the fourth quarter of the estimate of percentage rental income for 1995.

                              ARBOR PROPERTY TRUST
                                December 31, 1996
                                 (In thousands)


                 Schedule II - Valuation and Qualifying Accounts

                                                                   Additions
                                                          ---------------------------
                                        Balance at        Charged to       Charged to                       Balance at
                                        Beginning         Costs and          Other         Deductions         End of
           Description                  of Period          Expenses         Accounts           (1)            Period
           -----------                  ----------        ----------       ----------      ----------       ----------
 Allowance for doubtful accounts:
          1996                            $129              $1,120             --             $722             $527
          1995                            $898              $  210             --             $979             $129
          1994                            $723              $  492             --             $317             $898

 (1) Write-offs of accounts receivable



             Schedule III - Real Estate and Accumulated Depreciation


                                                                        Cost Capitalized            Gross Amount
                                                                          Subsequent to           at which Carried
                                              Initial Cost (3)             Acquisition        at Close of Period (5) (6)
                                         --------------------------     ----------------      --------------------------
                                                            Bldg &                                             Bldg. &
Description             Encumbrance         Land           Improve.       Improvements          Land          Improve.
-----------             -----------         ----           --------       ------------          ----          --------
Green Acres Mall        $117,961(1)      $ 27,865          $108,895          $18,206           $30,295        $140,448

Plaza at Green Acres          --          117,961(2)          6,913              212              --             7,125
                           7,017(2)
                        --------         --------          --------          -------           -------        --------
Totals                  $124,978         $ 27,865          $115,808          $18,418           $30,295        $147,573
                        ========         ========          ========          =======           =======        ========



                                                                                                          Life on which
                                                                                                         Depreciation in
                                               Accum.             Date of                Date          Latest Income Stmt.
Description                    Total           Deprec.          Construction           Acquired           is Computed
-----------                    -----           -------          ------------           --------        -------------------
Green Acres Mall              $170,743         $33,378             1955(4)             08/27/86             40 yrs.

Plaza at Green Acres             7,125             794             1991                08/13/90            40-48 yrs.
                              --------         -------             ----                --------            ----------
Totals                        $177,868         $34,172
                              ========         =======

----------
(1) Encumbrance is a floating rate note constituing a first lien on the real estate.

(2) The Plaza at Green Acres is a leased asset. Encumbrances constitue a first leasehold mortgage collateralizing the floating rate notes ($117,961) and the obligation under the capitalized lease ($7,017).

(3) Includes $10,175 representing the deemed value of units issued to affiliates of the former owners of Green Acres Mall and the General Partnership interest ($2,075 in Land, $8,100 in Buildings and Improvements).

(4) Original construction was completed in 1955; mall was expanded/renovated in 1982-83 and renovated again in 1990-91.

(5) The aggregate tax basis of the Trust's property is $134,000,000 as of December 31, 1996.

(6) Includes $3,024,000 and $13,347,000 which are included in Land and Building & Improvements as a result of the conversion (See Note 1 to the consolidated December 31, 1996 financial statements).


   Reconciliation of Gross Carrying Amount of Real Estate:                          Reconciliation of Accumulated Depreciation:
--------------------------------------------------------------                 ---------------------------------------------------
Balance, January 1, 1994                              $159,516                 Balance, January 1, 1994                    $22,136
   Improvements and Additions, 1994                   $  1,489                    Depreciation expense, 1994                 3,886
   Sale to Home Depot                                     (594)                   Write-off of fully depreciated assets       (103)
                                                                                                                           -------
   Additions relating to conversion to REIT             16,371                 Balance, December 31, 1994                  $25,919
   Write-off of fully depreciated assets                  (103)                   Depreciation expense, 1995                 4,096
                                                      --------                                                             -------

Balance, December 31, 1994                            $176,679                 Balance, December 31, 1995                  $30,015
   Improvements and Additions, 1995                        763                    Depreciation expense, 1996                 4,157
                                                      --------                                                             -------
Balance, December 31, 1995                            $177,442                 Balance, December 31, 1996                  $34,172
                                                                                                                           =======
   Improvements and Additions, 1996                        426
                                                      --------
Balance, December 31, 1996                            $177,868
                                                      ========