Form 10-Q
period 1997-03-31
ARBOR PROPERTY TRUST
filed 1997-05-14
CIK 912025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[    ]            SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________to_________

                           Commission File No. 1-12412

                              ARBOR PROPERTY TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              Delaware                                       23-2740383
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

             Suite 800, One Tower Bridge, W. Conshohocken, PA  19428
             ----------------------------------------------------------
               (Address of principal executive offices)      (Zip code)

                                 (610) 941-2933
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

            -------------------------------------------------------
            (Former name of registrant if changed since last report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                   -----         ------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,286,860 shares as of May 10, 1997.

                              ARBOR PROPERTY TRUST


                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1997


                                      INDEX



                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of March 31, 1997
            and December 31, 1996                                                     3

            Condensed Consolidated Statements of Operations for the three
            month periods ended March 31, 1997 and March 31, 1996                     4

            Condensed Consolidated Statements of Cash Flows for the
            three month periods ended March 31, 1997 and March 31, 1996               5

            Notes to Condensed Consolidated Financial Statements                      6

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           8


PART II - OTHER INFORMATION

Items 1 through 6.                                                                   10

SIGNATURES                                                                           11

EXHIBITS                                                                             12

                              ARBOR PROPERTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

-------------------------------------------------------------------------------------------------------
                                                                          March 31,         December 31
                                                                             1997               1996
-------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)

                                               ASSETS

Investments in Green Acres Mall, at cost:
     Land                                                                   $30,295            $30,295
     Buildings and improvements                                             140,456            140,448
     Capitalized lease                                                        7,125              7,125
     Personal property                                                        1,230              1,177
-------------------------------------------------------------------------------------------------------
                                                                            179,106            179,045
     Less accumulated depreciation                                           36,197             35,159
-------------------------------------------------------------------------------------------------------
                                                                            142,909            143,886
Tenant security deposits & escrowed cash                                        719                599
Accounts receivable (net of allowances for
     doubtful accounts of $273 and $527 respectively)                         7,957              8,970
Other assets, net of accumulated amortization                                 3,001              3,902
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $154,586           $157,357
=======================================================================================================



                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Collateralized floating rate notes (net of
         unamortized discount of $33 and $39)                              $117,967           $117,961
     Distributions payable                                                    2,150              2,149
     Obligation under capital lease                                           7,020              7,017
     Note payable to bank                                                     6,900              5,950
     Accounts payable and other liabilities                                   3,392              6,156
     Due to affiliates                                                            0                 33
-------------------------------------------------------------------------------------------------------
                                                                            137,429            139,266
-------------------------------------------------------------------------------------------------------

Commitments and Contingencies:

Shareholders' Equity:
     Shares of beneficial interest, without par value:
         Authorized:  5,000,000 preferred shares,
         45,000,000 common shares, and 50,000,000
         excess shares; Issued and outstanding: 12,286,860
          and 12,280,739 common shares                                      118,165            118,121
     Distributions in excess of accumulated earnings                       (101,008)          (100,030)
-------------------------------------------------------------------------------------------------------
                                                                             17,157             18,091
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $154,586           $157,357
=======================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands, except shares and per share data)

-----------------------------------------------------------------------------------------------------------
                                                                        Three months ended March 31,
                                                                          1997                1996
-----------------------------------------------------------------------------------------------------------
Revenues from rental operations                                          $5,761              $5,391

Operating expenses, net of tenant reimbursements
     (includes fees to affiliate of  $87 in 1996)                           490                 246

Provision for doubtful accounts                                              60                 120

Depreciation and amortization                                             1,065               1,105
-----------------------------------------------------------------------------------------------------------

===========================================================================================================
Income from rental operations                                             4,146               3,920
===========================================================================================================

Interest expense (includes amortization of refinancing costs)             2,571               2,651

Other expenses, net of interest income                                      404                 444
-----------------------------------------------------------------------------------------------------------

Net income                                                               $1,171                $825
===========================================================================================================




-----------------------------------------------------------------------------------------------------------

Net income per weighted average share:                                    $0.10               $0.07
===========================================================================================================

Weighted average number of shares outstanding                        12,283,800          12,166,430
===========================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended March 31,
                                                                                     1997              1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                     $1,171              $825
     Adjustments to reconcile net income to net
         cash provided by operating activities:

            Provision for doubtful accounts                                             60               120
            Depreciation and amortization                                            1,065             1,105
            Amortization of deferred financing costs                                   294               304
            Amortization of collateralized floating rate note discount                   6                 6
            Changes in assets and liabilities:
                Increase in accrued rent receivable                                   (136)             (116)
                Decrease  in accounts receivable, tenant
                    security deposits and escrowed cash  and other assets            1,549               163
                (Decrease) increase  in accounts payable and
                    other liabilities and due to affiliates                         (2,793)              255
--------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                       1,216             2,662
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

     Additions to buildings and improvements
         and personal property                                                         (61)              (14)

--------------------------------------------------------------------------------------------------------------------
     Net cash used in investing  activities                                            (61)              (14)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Distributions paid                                                             (2,149)           (2,129)
     Proceeds from dividend reinvestment                                                44                31
     Borrowings under (repayment of) bank line of credit                               950              (550)
--------------------------------------------------------------------------------------------------------------------
     Net cash used in financing  activities                                         (1,155)           (2,648)
--------------------------------------------------------------------------------------------------------------------
Decrease in cash and short-term investments                                              0                 0
Cash and short-term investments, beginning of year                                       0                 0
--------------------------------------------------------------------------------------------------------------------
Cash and short-term investments, end of year                                            $0                $0
====================================================================================================================

Supplemental disclosure of cash flow information:

                Interest Paid                                                       $1,894            $2,205
                                                                                    ======            ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:           Description of Business and Basis of Presentation

         Arbor Property Trust (the "Trust") formed on September 8, 1993 as a Delaware business trust, has an indefinite life and has elected real estate investment trust ("REIT") status under the Internal Revenue Code of 1986, as amended, with the filing of its Federal Income Tax Return for the year ended December 31, 1994. On February 28, 1994, EQK Green Acres L.P. ("the Partnership") merged into Green Acres Mall Corp., a wholly owned subsidiary of the Trust (the "Merger"). Prior to February 28, 1994, the Trust did not have significant operations. On April 17, 1996, the Trust formed APT, Inc., a Delaware Corporation and a wholly-owned subsidiary of the Trust ("APTI"). In addition, on April 17, 1996, APTI and the Trust formed Arbor Property, L.P. ("APLP"), a Delaware limited partnership of which APTI is the general partner and the Trust is the limited partner, and APTI and APLP in turn formed Green Acres Mall L.L.C. ("GAMLLC"), a Delaware limited liability company of which APTI and APLP are the only members. On April 30, 1996 the Trust caused the merger of Green Acres Mall Corp. with and into GAMLLC, which is the surviving entity of such merger. The Trust and the Partnership are interchangeably referred to herein as the "Company".

         The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The condensed consolidated financial statements include the accounts of the Trust and GAMLLC, which is indirectly wholly owned by the Company, and all other subsidiary entities of the Company. All significant intercompany transactions and balances have been eliminated.

         In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of March 31, 1997, its results of condensed consolidated operations for the three month periods ended March 31, 1997 and 1996 and its condensed consolidated cash flows for the three month periods ended March 31, 1997 and 1996 have been included in the accompanying unaudited condensed consolidated financial statements.

Note 2:           Management Agreements

         The Company had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. Compensation to Compass was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. Effective December 31, 1996, the agreement with Compass was terminated. For the three month period ended March 31, 1996, management fees earned by Compass were $87,000.

Note 3:           Distributions

         On February 15, 1997, the Trust made a distribution of $.175 per Common Share (an aggregate of $2,149,000) to its Shareholders. In the first quarter, distributions totaling $44,000 were reinvested pursuant to the Company's Dividend Reinvestment Plan and 6,121 Common Shares were issued under this Plan. In addition, a distribution in the amount of $.175 per Common Share has been declared for payment on May 15, 1997 to shareholders of record on March 31, 1997.


Note 4:           Debt Financing

         The Company's floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR (London Interbank Offered Rate), payable on a quarterly basis from November 12, 1993 to maturity. The interest rate is subject to reset two days in advance of such interest payment dates. In connection with the refinancing of the mortgages in August 1993, the Company acquired an interest rate cap whereby a counter party agreed to be responsible for any interest payable in excess of 9% per annum, thereby limiting the Company's maximum effective annual rate to 9% per annum through maturity. In May 1995, to further reduce the risk of rate increases, the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the floating rate notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. The Company would nevertheless be exposed to higher rates in the unlikely event of non-performance by the counter parties to the interest rate cap and swap. The interest rates at March 31, 1997 and December 31, 1996 were 6.292% and 6.28% respectively. The weighted average interest rate for the three month periods ended March 31, 1997 and 1996 was 6.29% and 6.87% respectively.

         The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by GAMLLC. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from GAMLLC to debt service requirements of the floating rate notes. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at March 31, 1997.

         On August 19, 1993, the Company also obtained an unsecured revolving credit facility in the amount of $3,400,000 with interest at 1% over the lender's prime rate. The amount available under this facility was increased to $5,900,000 in August 1994, and to $6,900,000 in April 1995. The loan has an optional LIBOR plus 2.5% option and a maturity date of August 18, 1998, subject to the lender's right to call the loan on 60 days notice commencing December 18, 1997. An additional $600,000 of funding availability was provided for capital expenditures. The facility also contains certain covenants which, among other matters, limit the amount of the Company's annual dividend to an amount that does not exceed operating cash flow (as defined), and requires the Company to maintain a quarterly debt service coverage ratio (as defined).

Note 5:           Impact of Pronouncements Not Yet Adopted by the Company

         During the first quarter of 1997, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share." This Standard establishes new accounting and disclosure for earnings per share (EPS). The Standard will be effective for the year ending December 31, 1997 with earlier application not permitted. The EPS as currently reported is the same as Basic EPS required by the Standard. The Company's diluted EPS pursuant to the new Standard is not expected to be materially different from Basic EPS.

                              ARBOR PROPERTY TRUST

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         This discussion should be read in conjunction with the Financial Statements and accompanying Notes to Consolidated Financial Statements.

                               FINANCIAL CONDITION

RECENT DEVELOPMENTS

         The Company made significant changes to its management structure in connection with its conversion to a real estate investment trust, effective March 1994. Previously, its affairs had been administered by third parties pursuant to property management and advisory agreements. Commencing March 1, 1994, the Company became primarily self-managed. The property management contract with Compass Retail, Inc. ("Compass") was amended to limit Compass' responsibility to accounting and financial services in connection with the operation of the Property and its compensation was reduced from 4% to 2% of net rental and service income collected. Included in net operating expense for the three month period ended March 31, 1996 are property management fees to Compass of $87,000. The contract with Compass terminated December 31, 1996. However, the reduction in fees to Compass has been offset, in part, by expenses attributable to internal management.

         In March 1995, the Company announced a new quarterly dividend rate of $.175 per Common Share, representing an annual dividend of $.70 per Common Share. The reduction in the Company's dividend rate was primarily attributable to the sharp rise in the interest rate on the Company's collateralized floating rate notes; between August 1993 and February 1995, the interest rate rose 319 basis points from an annual rate of 4.03%, with the actual annual maximum becoming 7.03%. In May 1995, the Company entered into an interest rate swap agreement which fixed the annual rate at 6.87% for the period August 12, 1995 through August 12, 1996. The rate swap was not extended past August 1996 because Management believed the risk of significant rate increases was manageable. Indeed, the annual market-based interest rates for each of the successive quarters have been 6.319%, 6.28%, 6.292% and now 6.624% until August 12, 1997, the next market-determined rate change date.

         Somewhat surprisingly, in July 1996, the New York State Gains Tax was repealed, eliminating the principal barrier to possible acquisition of the Company via a merger or a sale by the Company of Green Acres Mall. Subsequently, the Company announced its intention to entertain such a transaction, although Management believes it could be more beneficial to our Shareholders to delay soliciting offers until the fall of 1998, though acknowledging the possibility the timetable might be shortened if pricing objectives can be achieved sooner.

         During 1996, in order to position the Company for a possible affiliation, Management restructured its subsidiaries: The restructuring of the Company created a limited liability corporation (Green Acres Mall, L.L.C.) to which Green Acres Mall was transferred pursuant to a merger with the Company's existing subsidiary which had title to the Mall. In connection with that transfer, a partnership was created between the Company and a subsidiary of the Company.

         The Company anticipates that it will refinance the floating rate notes on or before maturity in August 1998. Given the substantial market value of the Company's assets, Management anticipates that it will have considerable flexibility in obtaining such refinancing. However, Management considers it premature to identify any specific sources of such financing.

                              RESULTS OF OPERATIONS

Comparison of the three month periods ended March 31, 1997 and 1996

         For the three month period ended March 31, 1997, the Company reported net income of $1,171,000 or $.10 per weighted average Common Share, compared with a net income of $825,000 or $.07 per weighted average Common Share for the comparable period in 1996.

         The increase in net income is attributable largely to the following: a $370,000 (6.9%) increase in rental revenues, less a $244,000 increase in operating expense, offset in part by a $60,000 lower bad debt provision, a $40,000 lower depreciation deduction, an $80,000 lower interest expense and a $40,000 reduction in overhead costs.

Funds from Operations

         Management believes that Funds from Operations is the most significant factor measuring real estate performance and also serves as an important indicator of the Company's ability to make cash distributions. The Company defines "Funds from Operations" as net income before prior year adjustments, extraordinary events, and depreciation and amortization (except amortization of anticipated costs of refinancing the Company's floating rate notes). Funds from Operations, however, does not equate with net income or cash flows from operating activities determined in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs.

         The following table sets forth the Company's Funds from Operations and cash provided by operating activities for the three month periods indicated:

                                                                  Cash Provided
                                            Funds from             By Operating
                                            Operations              Activities
                                            ----------             ------------
Period ended March 31, 1997                 $2,405,000              $1,216,000
Period ended March 31, 1996                 $2,115,000              $2,662,000

         The Company's cash position fluctuates considerably during the course of the year, particularly as a consequence of the collection of accounts receivable, the timing of payments of current liabilities, and the periodic expenditures for quarterly real estate taxes, quarterly interest payments and quarterly dividends, all of which quarterly disbursements occur during the months of February, May, August and November. To accommodate peak cash requirements, the Company has a $6,900,000 revolving credit facility which will have been fully borrowed by mid-May to meet peak needs.

Cash flows from Operating, Investing and Financing Activities

         Cash flows from operating activities for the three month periods ended March 31, 1997 and 1996 were $1,216,000 and $2,662,000, respectively.
Operationally, net operating income increased from $825,000 to $1,171,000, an increase of $346,000. However, the decline is largely the result of more prompt payment of accounts payable and other liabilities of $2,793,000 that offsets a decrease, via improved collections, of accounts receivable of $1,549,000.

         Investing Activities for the period consumed $61,000, compared to $14,000 for the comparable prior year period. This is a result of increased capital expenditures during the period.

         Cash flows used in financing activities were $1,155,000 and $2,648,000 for the reporting periods. Distributions paid by the Company increased by $20,000, as a result of increased outstanding shares due to reinvested distributions by Shareholders. During the first quarter of 1997, the Company increased its bank borrowings by $950,000, compared to a $550,000 reduction during the 1996 quarter.

                              ARBOR PROPERTY TRUST

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
                  None

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



Date: May 13, 1997


                               ARBOR PROPERTY TRUST

                               By:
                                   --------------------------------------------
                                   Myles H. Tanenbaum
                                   President and Treasurer
                                   (Principal Executive and Financial Officer)



                               By:
                                  ---------------------------------------------
                                  Michael E. Lachs
                                  Controller and Chief Accounting Officer