Form 10-Q
period 1997-06-30
ARBOR PROPERTY TRUST
filed 1997-08-13
CIK 912025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[    ]     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________to_________

                           Commission File No. 1-12412
                           ----------------------------

                              ARBOR PROPERTY TRUST
                              --------------------
             (Exact name of Registrant as specified in its Charter)

                     Delaware                          23-2740383
            ------------------------------        -------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

             Suite 800, One Tower Bridge, W. Conshohocken, PA    19428
              -----------------------------------------------    -----
               (Address of principal executive offices)        (Zip code)

                                 (610) 941-2933
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes  X      No
                                    ----       -----

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,292,694 shares as of July 31, 1997.

                              ARBOR PROPERTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                        June 30, 1997     December 31, 1996
                                                                                         (Unaudited)
                                                                                        -------------     -----------------
                                     ASSETS

Investments in Green Acres Mall, at cost:
  Land                                                                                     $ 30,295            $ 30,295
  Buildings and improvements                                                                140,490             140,448
  Capitalized lease                                                                           7,125               7,125
  Personal property                                                                           1,237               1,177
                                                                                           --------            --------
                                                                                            179,147             179,045
  Less accumulated depreciation                                                              37,249              35,159
                                                                                           --------            --------

                                                                                            141,898             143,886
Tenant security deposits & escrowed cash                                                        800                 599
Accounts receivable (net of allowances for
    doubtful accounts of $240 and $527 respectively)                                          7,459               8,970
Other assets  (net of accumulated amortization of
    $5,423 and $4,778 respectively)                                                           4,921               3,902
                                                                                           --------            --------

TOTAL ASSETS                                                                                155,078            $157,357
                                                                                           ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Collateralized floating rate notes
    (net of unamortized discount of $27 and $39 respectively)                              $117,973            $117,961
  Distributions payable                                                                       2,150               2,149
  Obligation under capital lease                                                              7,017               7,017
  Note payable to bank                                                                        6,900               5,950
  Accounts payable and other liabilities                                                      4,763               6,156
  Due to affiliates                                                                               0                  33
                                                                                           --------            --------
                                                                                            138,803             139,266
                                                                                           --------            --------
Commitments and Contingencies:

Shareholders' Equity:
  Shares of beneficial interest, without par value:
    Authorized:  5,000,000 preferred shares
    45,000,000 common shares, and 50,000,000
    excess shares; Issued and outstanding: 12,292,694
    and 12,280,739 common shares respectively                                               118,202             118,121
  Distributions in excess of accumulated earnings                                          (101,927)           (100,030)
                                                                                           --------            --------
                                                                                             16,275              18,091
                                                                                           --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $155,078            $157,357
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

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands, except shares and per share data)

                                                                            Three months                          Six months
                                                                            ended June 30                       ended June 30
                                                                            -------------                       -------------
                                                                     1997               1996              1997              1996
                                                                     ----               ----              ----              ----
Revenues from rental operations                                 $      5,452       $      4,741       $     11,213      $     10,132

Operating expenses, net of tenant reimbursements
  (including fees to affiliates of $100 for the
  three months, and $187 for the six months
  ending June 30, 1997)                                                 (198)               498                292               744

Provision for doubtful accounts
  (including write-offs of accrued straight-line
  rents of $160 for the three and six months
  ending June 30, 1997)                                                  259                 57                319               177

Depreciation and amortization                                          1,081              1,122              2,146             2,227
                                                                ------------       ------------       ------------      ------------
Income from rental operations                                          4,310              3,064              8,456             6,984
                                                                ============       ============       ============      ============
Interest expense
  (includes amortization of refinancing costs)                         2,573              2,735              5,144             5,386
Other expenses, net of interest income                                   506                473                910               917
                                                                ------------       ------------       ------------      ------------
Net income                                                      $      1,231       ($       144)      $      2,402      $        681
                                                                ------------       ------------       ------------      ------------
Net income per weighted average share:                          $       0.10       ($      0.01)      $       0.20      $       0.06
                                                                ------------       ------------       ------------      ------------
Weighted average number of shares outstanding                     12,289,840         12,168,691         12,286,853        12,167,560
                                                                ------------       ------------       ------------      ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                          Six months ended June 30
                                                                                                           1997              1996
                                                                                                           ----              ----
Cash flows from operating activities:
     Net income                                                                                          $ 2,402            $   681
     Adjustments to reconcile net income to net
         cash provided by operating activities:

            Provision for doubtful accounts                                                                  319                177
            Depreciation and amortization                                                                  2,146              2,227
            Amortization of deferred financing costs                                                         588                618
            Amortization of collateralized floating rate note discount                                        12                 12
            Changes in assets and liabilities:
               Increase in accrued rent receivable                                                           (65)              (276)
               Decrease (increase)  in accounts receivable, tenant
                  security deposits and escrowed cash  and other assets                                     (606)             1,922
               Decrease in accounts payable and
                  other liabilities and due to affiliates                                                 (1,426)              (484)
                                                                                                         -------            -------
     Net cash provided by operating activities                                                             3,370              4,877
                                                                                                         -------            -------
Cash flows from investing activities:

     Additions to buildings and improvements
         and personal property                                                                              (102)              (140)
                                                                                                         -------            -------
     Net cash used in investing  activities                                                                 (102)              (140)
                                                                                                         -------            -------
Cash flows from financing activities:
     Distributions paid                                                                                   (4,300)            (4,258)
     Proceeds from dividend reinvestment                                                                      82                 31
     Borrowings under (repayment of) bank line of credit                                                     950               (510)
                                                                                                         -------            -------
     Net cash used in financing  activities                                                               (3,268)            (4,737)
                                                                                                         -------            -------
Decrease in cash and short-term investments                                                                    0                  0
Cash and short-term investments, beginning of year                                                             0                  0
                                                                                                         -------            -------
Cash and short-term investments, end of year                                                             $     0            $     0
                                                                                                         =======            =======
Supplemental disclosure of cash flow information:

                      Interest Paid                                                                      $ 4,144            $ 4,388
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

                              ARBOR PROPERTY TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: Description of Business and Basis of Presentation

         Arbor Property Trust (the "Trust") formed on September 8, 1993 as a Delaware business trust, has an indefinite life and has elected real estate investment trust ("REIT") status under the Internal Revenue Code of 1986, as amended, with the filing of its Federal Income Tax Return for the year ended December 31, 1994. On February 28, 1994, EQK Green Acres L.P. (the
Partnership") merged into Green Acres Mall Corp., a wholly owned subsidiary of the Trust (the "Merger"). Prior to February 28, 1994, the Trust did not have significant operations. On April 17, 1996, the Trust formed APT, Inc., a Delaware Corporation and a wholly-owned subsidiary of the Trust ("APTI"). In addition, on April 17, 1996, APTI and the Trust formed Arbor Property, L.P. ("APLP"), a Delaware limited partnership of which APTI is the general partner and the Trust is the limited partner, and APTI and APLP in turn formed Green Acres Mall L.L.C. ("GAMLLC"), a Delaware limited liability company of which APTI and APLP are the only members. On April 30, 1996 the Trust caused the merger of Green Acres Mall Corp. with and into GAMLLC, which is the surviving entity of such merger. The Trust and the Partnership are interchangeably referred to herein as the "Company".

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

         In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of June 30, 1997, its condensed consolidated results of operations for the three and six month periods ended June 30, 1997 and 1996 and its condensed consolidated cash flows for the six month periods ended June 30, 1997 and 1996 have been included in the accompanying unaudited condensed consolidated financial statements.

Note 2: Management Agreements
         The Company had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. Compensation to Compass was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. Effective December 31, 1996, the agreement with Compass was terminated. For the six month period ended June 30, 1996, management fees earned by Compass were $187,000. The amount of such fees for the three months ended June 30, 1996 were $100,000.

Note 3: Distributions
         On May 15, 1997, the Trust made a distribution of $.175 per Common Share (an aggregate of $2,150,000) to its Shareholders. In the second quarter, distributions totaling $38,000 were reinvested pursuant to the Company's Dividend Reinvestment Plan and 5,834 Common Shares were issued under this Plan. In addition, a distribution in the amount of $.175 per Common Share has been declared for payment on August 15, 1997 to shareholders of record on June 30, 1997.

Note 4: Debt Financing
         The Company's floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR (London Interbank Offered Rate), payable on a quarterly basis from November 12, 1993 to maturity. The interest rate is subject to reset two days in advance of such interest payment dates. In connection with the refinancing of the mortgages in August 1993, the Company acquired an interest rate cap whereby a counter party agreed to be responsible for any interest payable in excess of 9% per annum, thereby limiting the Company's maximum effective annual rate to 9% per annum through maturity. In May 1995, to further reduce the risk of rate increases, the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the floating rate notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. The Company would nevertheless be exposed to higher rates in the unlikely event of non-performance by the counter parties to the interest rate cap and swap. The interest rates at June 30, 1997 and 1996 were 6.62% and 6.87% respectively. The weighted average interest rate for the six month periods ended June 30, 1997 and 1996 was 6.38% and 6.87% respectively.

         The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by GAMLLC. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from GAMLLC to debt service requirements of the floating rate notes. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at June 30, 1997.

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

                              ARBOR PROPERTY TRUST

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Cash flows from Operating, Investing and Financing Activities

         Cash flows from operating activities for the six month periods ended June 30, 1997 and 1996 were $3,370,000 and $4,877,000, respectively.
Nevertheless, net income from operations increased $1,721,000, from $681,000 to $2,402,000. The reduction in cash flows from operating activities is largely the result of a reduction of changes in working capital: accounts payable and other liabilities declined $1,426,000, while accounts receivable increased $606,000.

         Investing Activities (i.e. capital expenditures) for the period consumed $102,000 compared to $140,000 for the comparable prior year period.

         Cash flows devoted to so-called financing activities were $3,268,000 and $4,737,000 for the reporting periods. Dividend distributions paid by the Company increased by $42,000, as a result of increased outstanding shares due to reinvested distributions by Shareholders. During the first six months of 1997, the Company increased its borrowings by $950,000, compared to a $510,000 net reduction of such borrowings in 1996.

                              RESULTS OF OPERATIONS

Comparison of the Six Month and Three Month periods ended June 30, 1997 and 1996

         For the six month period ended June 30, 1997, the Company reported net income of $2,402,000 or $.20 per weighted average Common Share, compared with a net income of $681,000 or $.06 per weighted average Common Share for the comparable period in 1996. For the three month period ended June 30, 1997, the Company reported net income of $1,231,000 or $.10 per weighted average share, compared to a net loss of $144,000 or $.01 per weighted average share, for the second quarter of 1996.

         Income from rental operations for the three and six month periods ended June 30, 1997 were $4,310,000 and $8,456,000, an increase of $1,246,000 and
$1,472,000 over the comparable 1996 periods, primarily a result of increased rental revenue of $711,000 and $1,081,000 over the comparable periods in 1996. This increase in rental revenues is largely a result of an $850,000 reduction in rental revenues recorded in the second quarter of 1996, attributable to a correction of prior years' utility income, combined with increased income from temporary tenancies.

         Net operating expenses for the three and six month periods ended June 30, 1997 decreased by $696,000 and $452,000, attributable to the termination of the Compass Management Agreement and the reduction of reserves established in prior years of approximately $837,000, one-third of which is included in this period. The Company plans to include one-half of the balance ($279,000) in each of the two remaining quarters of 1997.

         Provisions for doubtful accounts for the three and six month periods ended June 30, 1997 increased by $202,000 and $142,000 respectively compared to 1996, largely due to the write-off of $160,000 of accrued straight line rents during the second quarter of 1997.

Funds from Operations

         Management believes that Funds from Operations is the most significant factor measuring real estate performance and also serves as an important indicator of the Company's ability to make cash distributions. The Company defines "Funds from Operations" as net income before prior year adjustments, extraordinary events, depreciation and amortization, except for the amortization of anticipated refinancing costs related to the Company's mortgage indebtedness. Funds from Operations, however, should not be regarded as a substitute for net income or cash flows from operating activities determined in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs.

         The following table sets forth the Company's Funds from Operations and cash provided by operating activities for the six month periods indicated:

                                                               Cash Provided
                                      Funds from                By Operating
                                      Operations                 Activities
                                      ----------                 ----------

Period ended June 30, 1997            $4,762,000                 $3,370,000

Period ended June 30, 1996            $3,758,000                 $4,877,000


         The Company's cash position fluctuates considerably during the course of the year, particularly as a consequence of the periodic expenditures for quarterly real estate taxes, quarterly interest payments and quarterly dividends, all of which occur during the months of February, May, August, and November. To accommodate peak cash requirements, the Company has a $6,900,000 revolving credit facility which will have been fully borrowed by mid-August to meet peak needs.

                              ARBOR PROPERTY TRUST

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
           None

Item 2. Changes in Securities.
           None

Item 3. Defaults upon Senior Securities.
           None

Item 4. Submission of Matters to a Vote of Security Holders.
           On June 10, 1997, the Company held its annual meeting of shareholders, at which meeting Myles H. Tanenbaum and Philip E. Stephens were elected to serve as Managing Trustees of the Company pursuant to the following votes: Myles H. Tanenbaum, 9,962,657 for, 525,412 votes withheld; Philip E. Stephens, 9,921,077 for,
           566,992 votes withheld.

Item 5. Other Information.
           None

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K:
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undesigned thereunto duly authorized,


Date: August 11, 1997                ARBOR PROPERTY TRUST

                                     By: _______________________________
                                         Myles H. Tanenbaum
                                         President
                                         (President Executive and
                                         Financial Officer)


                                     By: _______________________________
                                         Michael E. Lachs
                                         Controller and Chief Accounting Officer