Form 10-K405/A
period 1996-12-31
ARBOR PROPERTY TRUST
filed 1997-10-24
CIK 912025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


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

                      DOCUMENTS INCORPORATED BY REFERENCE.

     None.


     Items 6, 7 and 8 were amended and restated as follows:

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


                                                              As of and for the years ended December 31,
                                                   -----------------------------------------------------------

                                                     1996         1995         1994         1993         1992
                                                     ----         ----         ----         ----         ----
                                                             (In thousands, except per Common Share data)


Total revenues                                     $37,640      $37,222      $35,678     $ 33,254     $ 32,484

Income (loss) before extraordinary
  loss                                               2,138        2,921          334        1,150         (163)
Extraordinary loss from early retirement
  of debt                                               --           --           --       (6,373)          --

Net income (loss)                                    2,138        2,921          334       (5,223)        (163)
Total assets                                       157,357      162,742      165,324      153,886      157,781
Long-term obligations:
     Collateralized floating rate notes, net
       of unamortized discount                     117,961      117,938      117,914      117,891           --

     Zero coupon mortgage note, net of
       unamortized discount                             --           --           --           --       83,739
     Obligation under capitalized lease              7,017        7,001        6,994        6,971        6,959

Per Common Share data: (a)
     Net income (loss)                               $ .18        $ .24        $ .03       $ (.51)      $ (.02)
     Distributions                                     .70          .70         1.10         1.10         1.17

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


     The decrease in 1996 net income as compared to 1995 is attributable largely to the following: $480,000 is the charge-off in 1996 of previously accrued revenue for HVAC (i.e., heating, ventilating and air conditioning); $530,000 is the charge-off in 1996 of previously accrued average rent under terminated long-term leases to tenants that became insolvent compared with an $18,000 charge-off in 1995; and $590,000 is the provision for doubtful accounts in 1996, exclusive of charge-offs of accrued average rent under terminated long-term leases, compared with $192,000 in 1995.


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

     Interest expense was $10,694,000, $10,755,000 and $8,573,000 for 1996,
1995, and 1994, respectively.

FUNDS FROM OPERATIONS


     The National Association of Real Estate Investment Trusts defines "Funds from Operations" as net income before depreciation, amortization, gains or losses on sales of assets and significant non-recurring charges, and that definition is used by the Company. The Company considers Funds from Operations a supplemental measure of operating performance and along with net cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the Company's ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from Operations, however, does not equate with net income or cash flows from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Furthermore, Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity. Funds from Operations, as presented herein, may not be comparable to similarly titled measures used by other REITs.

     The following table sets forth the Company's Funds from Operations and net cash provided by operating activities, net cash (used in) provided by investing activities and net cash used in financing activities for the periods indicated.

                                                 Years end December 31,
                                       ----------------------------------------
                                          1996           1995           1994
                                       ----------     ----------     ----------
Net income                             $2,138,000     $2,921,000     $  334,000
 Depreciation and amortization          4,382,000      4,403,000      4,164,000
 Gains or losses on sales of assets           --              --       (839,000)
                                       ----------     ----------     ----------
Funds from Operations                  $6,520,000     $7,324,000     $4,498,000
                                       ==========     ==========     ==========
Net Cash Provided by Operating
 Activities (See Below)                $9,797,000     $7,229,000     $7,715,000
                                       ==========     ==========     ==========
Net Cash (Used in) Provided by
 Investing Activities                  $ (428,000)    $ (863,000)    $  446,000
                                       ==========     ==========     ==========
Net Cash Used in
 Financing Activities                  $9,369,000     $6,366,000     $8,734,000
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Arbor Property Trust

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES

                                                                           Page
                                                                           ----
Arbor Property Trust


Report of Independent Public Accountants.................................   11

Consolidated Balance Sheets as of December 31, 1996 and 1995 ............   12

Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995, and 1994...................................  13

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.............................  14

Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995, and 1994...................................  15

Notes to Consolidated Financial Statements................................  16



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

                              ARBOR PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except shares and per share data)


                                                                                  Years Ended December 31,
                                                                            1996             1995              1994
                                                                       ----------       ----------        ----------


REVENUES

  Revenues from rental operations                                         $20,397          $20,655           $20,164

  Operating expense reimbursements                                         15,293           15,289            14,269

  Other income, including interest income of $27, $21 and $23               1,950            1,278             1,245
                                                                       ----------       ----------        ----------

  Total Revenues                                                          $37,640          $37,222           $35,678
                                                                       ----------       ----------        ----------

OPERATING EXPENSES:

  Real Estate Taxes                                                       $ 8,768          $ 8,450           $ 8,147
  Utilities                                                                 1,694            1,715             1,704
  Maintenance and Operating Expenses (includes fees to
    affiliates of $381, $389 and $289)                                      6,757            6,328             6,208

  Advisory and termination fees paid to former advisor,
    discontinued March 30, 1994 (including $3,843 as a result
    of the termination of the advisory agreement in 1994)                      --               --             4,107
  Provision for doubtful accounts (including write-offs of
    accrued straight-line rents of $530, $18 and $39)                       1,120              210               492
  Depreciation and amortization                                             4,382            4,403             4,164
                                                                       ----------       ----------        ----------
  Total Operating Expenses                                                $22,721          $21,106           $24,822
                                                                       ----------       ----------        ----------

Income from rental operations                                              14,919           16,116            10,856

Interest expense (includes amortization of refinancing costs)              10,694           10,755             8,573
Unusual and nonrecurring expenses                                              --              262                --
Other expenses                                                              2,087            2,178             2,788
                                                                       ----------       ----------        ----------

Income (loss) before gain on sale of real estate                            2,138            2,921              (505)
Gain on sale of real estate                                                  --               --                 839
                                                                       ----------       ----------        ----------
Net income                                                                $ 2,138          $ 2,921           $   334
                                                                       ==========       ==========        ==========

Income (loss) per weighted average share:
Income (loss) before gain on sale of real estate                          $  0.18          $  0.24          ($  0.04)
Gain on sale of real estate                                                  --               --                0.07
                                                                       ----------       ----------        ----------
Net income                                                                $  0.18          $  0.24           $  0.03
                                                                       ==========       ==========        ==========

Weighted average number of shares outstanding                          12,197,550       12,142,454        11,681,960
                                                                       ==========       ==========        ==========



The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                           Distributions in
                                                               Shares of      Shares of       Excess of
                                                               Beneficial     Beneficial     Accumulated
                                                                Interest       Interest        Earnings        Total
                                                               ----------     ----------     -----------      -------

Balance, January 1, 1994                                       10,277,469      $ 95,500       ($ 75,134)      $20,366

Net income for the year ended December 31, 1994                                                     334           334
Distributions ($1.10 per Common Share)                                                          (13,218)      (13,218)
Shares issued in conversion to REIT                             1,316,251        16,371                        16,371
Shares issued in termination of Advisory Agreement                308,933         3,843                         3,843
Restricted Shares issued to executive officers                                        6                             6
Shares issued upon dividend reinvestment                          171,121         1,489                         1,489
                                                               ----------      --------       ---------       -------
Balance, December 31, 1994                                     12,074,774       117,209         (88,018)       29,191

Net income for the year ended December 31, 1995                                                   2,921         2,921
Distributions ($.70 per Common Share)                                                            (8,514)       (8,514)
Restricted Shares issued to executive officers                                       42                            42
Shares issued upon dividend reinvestment                           89,444           740                           740
                                                               ----------      --------       ---------       -------
Balance, December 31, 1995                                     12,164,218       117,991         (93,611)       24,380

Net income for the year ended December 31, 1996                                                   2,138         2,138
Distributions ($.70 per Common Share)                                                            (8,557)       (8,557)
Restricted Shares issued to executive officers                    100,000           737                           737
Note Receivable from executive officer for Restricted Shares                       (725)                         (725)
Shares issued upon dividend reinvestment                           16,521           118                           118
                                                               ----------      --------       ---------       -------
Balance, December 31, 1996                                     12,280,739      $118,121       ($100,030)      $18,091
                                                               ==========      ========       =========       =======


The accompanying notes are an integral part of these consolidated financial statements.

                              ARBOR PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Years Ended December 31,
                                                                                 1996          1995          1994
                                                                               -------       -------       --------

Cash flows from operating activities:
     Net income                                                                 $2,138        $2,921        $   334
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Provision for doubtful accounts, including write-offs of
                accrued straight-line rents of $530, $18 and $39                 1,120           210            492
            Depreciation and amortization                                        4,382         4,403          4,164
            Amortization of deferred financing costs                             1,237         1,245          1,212
            Amortization of collateralized floating rate note discount              23            24             23
            Amortization of deferred compensation                                   12            42           --
            Termination of advisor agreement                                      --            --            3,843
            Gain on sale of real estate                                           --            --             (839)
            Changes in assets and liabilities:
                Increase in accrued rent receivable                               (926)         (941)        (1,247)
                (Increase) decrease  in accounts receivable, tenant
                    security deposits and escrowed cash  and other assets         --          (1,472)           161
                Increase (decrease) in accounts payable and
                    other liabilities and due to affiliates                      1,811           797           (428)
                                                                               -------       -------       --------
     Net cash provided by operating activities                                   9,797         7,229          7,715
                                                                               -------       -------       --------
Cash flows from investing activities:
     Proceeds from sale of real estate, net                                       --            --            1,435
     Additions to buildings and improvements
         and personal property                                                    (428)         (863)        (1,489)
     Decrease in restricted cash                                                  --            --              500
                                                                               -------       -------       --------
     Net cash (used in) provided by investing  activities                         (428)         (863)           446
                                                                               -------       -------       --------
Cash flows from financing activities:
     Distributions paid                                                         (8,537)       (9,706)       (12,723)
     Proceeds from dividend reinvestment                                           118           740          1,489
     Borrowings under bank line of credit                                        2,210         5,700          5,500
     (Repayment of) bank line of credit                                         (3,160)       (3,100)        (3,000)
                                                                               -------       -------       --------
     Net cash used in financing  activities                                     (9,369)       (6,366)        (8,734)
                                                                               -------       -------       --------
Decrease in cash and short-term investments                                          0             0           (573)
Cash and short-term investments, beginning of year                                   0             0            573
                                                                               -------       -------       --------
Cash and short-term investments, end of year                                   $     0       $     0       $      0
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

                              Arbor Property Trust
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserve for Asset Impairment


     The Company periodically reviews its long-lived assets for impairment in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset may not be recoverable. In performing this review, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss will be recognized. The amount of such impairment will be equal to the amount by which the carrying amount of the asset exceeds the fair market value of the asset. At December 31, 1996, the Company has concluded no reserve for asset impairment is required.




Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform their presentation to that used in the current year.


NOTE 3: Leasing Arrangements

The Company as Lessor


     The Company leases shopping center space to approximately 200 tenants, generally under non-cancelable operating leases. The leases generally provide for minimum rentals, plus percentage rentals based upon the retail stores' sales volume. No single tenant accounted for greater than 10% of revenues from rental operations during 1996, 1995 and 1994.


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


     Concurrent with the adoption of this Plan, the Company granted options to purchase 7,500 Common Shares to each of its four eligible Trustees and options to purchase an aggregate of 875,000 (since reduced to 825,000) Common Shares to certain officers. Certain officers also received in aggregate 5,950 restricted Common Shares. All such options have an exercise price of $10 per Common Share and vest ratably commencing one year from the grant date in equal annual increments over three and five years for the Trustee and officer options, respectively. The restricted shares become unrestricted in equal annual increments over three years commencing one year from the grant date. The market value of the restricted shares awarded of $60,000 was amortized to expense over the three year vesting period and was $12,000 and $42,000 in 1996 and 1995, respectively. No options were exercised during 1996 and 1995. At December 31, 1996, 489,050 Common Shares are available to be awarded under the Plan.

     The following table shows the activity and balances under the Plan:


                                                      1996           1995              1994
                                                    -------         -------          --------
Outstanding, beginning of the year                  910,950         910,950             --
Granted at:
             $10 per share                                                           910,950(a)
             $7.25 per share                        100,000(b)         --               --

Outstanding, end of year                          1,010,950         910,950          910,950

(a) Includes 30,000 options granted to Trustees, and 5,950 Restricted Common Shares and 875,000 options issued to certain officers.

(b) Represents the 100,000 of Restricted Common Shares issued to Ms. Smith, which is discissed below.


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


     During 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Statement encourages a fair value based method of accounting for employee stock options and similar equity instruments. The Statement also allows an entity to continue to account for stock-based employee compensation using the intrinsic value based method in APB Opinion No. 25. The Company intends to continue its accounting for equity instruments using APB Opinion No. 25.

     If compensation cost from the restricted stock grants issued in 1996 had been determined using the fair value method prescribed by SFAS 123, the Company's 1996 results would have been reduced to the pro-forma amounts indicated below:

                  Net Income                     $2,127,000
                  Net Income per share                 $.17

     The pro-forma effect on results may not be representative of the impact in future years as the fair value method was not applied to options granted before 1995. The fair value of each restricted share was estimated using the Black-Scholes option pricing model and the assumptions presented below:

                  Expected Life in years         3
                  Risk-free interest rate        6.423%
                  Volatility                     25.00%
                  Dividend yield                 10.00%

     The weighted average fair value of restricted common shares granted was $.70 per share for executive officers (Ms. Smith).


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


                                             (in thousands except per Common Share amounts)
                                                            Quarter Ended
                                             -------------------------------------------------
                                             March 31      June 30      Sept. 30       Dec. 31
                                             --------      -------      --------       -------

1996
----
Revenues from rental operations                $9,430       $8,286        $9,243      $10,681
Income from rental operations                   3,920        3,064         3,817        4,091
Net income (loss)                                 825         (144)          709          748
Net income (loss) per Share                      $.07        $(.01)         $.06         $.06
Weighted average number of shares
   outstanding                             12,166,430   12,168,691    12,176,460   12,278,052

1995
----
Revenues from rental operations                $8,606       $9,120        $9,365      $10,131
Income from rental operations                   3,772        4,166         4,026        4,131
Net income                                        303          938           742          938
Net income  per Share                            $.03         $.08          $.06         $.07
Weighted average number of shares
   outstanding                             12,104,846   12,145,570    12,156,942   12,161,676

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
                                                      ========

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The following exhibits are filed as part of this Report:

     Exhibit 23          Consent of Arthur Andersen LLP
     Exhibit 27          Financial Data Schedules

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of October, 1997.


                                            Arbor Property Trust


                                            By: /s/ Myles H. Tanenbaum
                                                -------------------------------
                                                Myles H. Tanenbaum
                                                Managing Trustee and President