Form 10-Q/A
period 1997-03-31
ARBOR PROPERTY TRUST
filed 1997-10-24
CIK 912025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                               (Amendment No. 1)


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

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands, except shares and per share data)

-----------------------------------------------------------------------------------------------------------
                                                                        Three months ended March 31,
                                                                          1997                1996
-----------------------------------------------------------------------------------------------------------

REVENUES


  Revenues from rental operations                                        $5,103              $5,028

  Operating expense reimbursements                                        3,726               4,120

  Other income, including interest income of $36 and $11                    568                 282
-----------------------------------------------------------------------------------------------------------

  Total Revenues                                                          9,397               9,430
-----------------------------------------------------------------------------------------------------------


OPERATING EXPENSES


  Property operating expenses:

    Real Estate Taxes                                                     2,246               2,133
    Utilities                                                               383                 337
    Maintenance and Operating Expenses (including fees to
      affiliates of $87 in 1996)                                          1,461               1,804

  Provision for doubtful accounts                                            60                 120

  Depreciation and amortization                                           1,065               1,105
-----------------------------------------------------------------------------------------------------------

  Total Operating Expenses                                                5,215               5,499
-----------------------------------------------------------------------------------------------------------


===========================================================================================================
Income from rental operations                                             4,182               3,931
===========================================================================================================

Interest expense (includes amortization of refinancing costs)             2,571               2,651

Other expenses                                                              440                 455
-----------------------------------------------------------------------------------------------------------


Net income                                                               $1,171                $825
===========================================================================================================




-----------------------------------------------------------------------------------------------------------

Net income per weighted average share:                                    $0.10               $0.07
===========================================================================================================

Weighted average number of shares outstanding                        12,283,800          12,166,430
===========================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended March 31,
                                                                                     1997              1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                     $1,171              $825
     Adjustments to reconcile net income to net
         cash provided by operating activities:

            Provision for doubtful accounts                                             60               120
            Depreciation and amortization                                            1,065             1,105
            Amortization of deferred financing costs                                   294               304
            Amortization of collateralized floating rate note discount                   6                 6
            Changes in assets and liabilities:
                Increase in accrued rent receivable                                   (136)             (116)
                Decrease  in accounts receivable, tenant
                    security deposits and escrowed cash  and other assets            1,549               163
                (Decrease) increase  in accounts payable and
                    other liabilities and due to affiliates                         (2,793)              255
--------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                       1,216             2,662
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

     Additions to buildings and improvements
         and personal property                                                         (61)              (14)

--------------------------------------------------------------------------------------------------------------------
     Net cash used in investing  activities                                            (61)              (14)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Distributions paid                                                             (2,149)           (2,129)
     Proceeds from dividend reinvestment                                                44                31

     Borrowings under bank line of credit                                              950                 0
     Repayment of bank line of credit                                                    0               550

--------------------------------------------------------------------------------------------------------------------
     Net cash used in financing  activities                                         (1,155)           (2,648)
--------------------------------------------------------------------------------------------------------------------
Decrease in cash and short-term investments                                              0                 0
Cash and short-term investments, beginning of year                                       0                 0
--------------------------------------------------------------------------------------------------------------------
Cash and short-term investments, end of year                                            $0                $0
====================================================================================================================

Supplemental disclosure of cash flow information:

                Interest Paid                                                       $1,894            $2,205
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


         The increase in net income is attributable largely to the following: a $370,000 (6.9%) increase in rental revenues, due to increased occupancy in the Mall, including temporary tenancies, less a $244,000 increase in operating expense (mostly due to the timing of certain expenditures), offset in part by a $60,000 lower bad debt provision, a $40,000 lower depreciation deduction, an $80,000 lower interest expense (due to lower interest rates) and a $40,000 reduction in overhead costs as a result of termination of the Compass management agreement.


Funds from Operations




         The National Association of Real Estate Investment Trusts defines "Funds from Operations" as net income before depreciation, amortization, gains or losses on sales of assets and significant non-recurring charges, and that definition is used by the Company. The Company considers Funds from Operations a supplemental measure of operating performance and along with net cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from Operations, however, does not equate with net income or cash flows from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Furthermore, Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity. Funds from Operations, as presented herein, may not be comparable to similarly titled measures utilized by other REITs.

         The following table sets forth the Company's Funds from Operations and net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the three month periods indicated:

                                                     Quarter ended March 31,
                                                 -----------------------------
                                                     1997              1998
                                                 -----------       -----------
Net income                                       $ 1,171,000       $   825,000
Depreciation and amortization                      1,065,000         1,105,000
Funds from Operations                              2,236,000         1,930,000
                                                 ===========       ===========
Net Cash Provided by Operating Activities          1,216,000         2,662,000
                                                 ===========       ===========
Net Cash Used in Investing Activities                (61,000)          (14,000)
                                                 ===========       ===========
Net Cash Used in Financing Activities             (1,155,000)       (2,648,000)
                                                 ===========       ===========

         Because the change in Funds from Operations is attributable to the change in Net Income, see the above discussion of the comparison of the three-month periods ended March 31, 1997 and 1996 for the reasons for the change.


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




Date: October 24, 1997



                         ARBOR PROPERTY TRUST

                         By: /s/ Myles H. Tanenbaum
                             --------------------------------------------------
                         Myles H. Tanenbaum
                         President and Treasurer
                         (Principal Executive, Financial and Accounting Officer)