Form 10-Q/A
period 1997-06-30
ARBOR PROPERTY TRUST
filed 1997-10-24
CIK 912025

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

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands, except shares and per share data)

                                                                            Three months                          Six months
                                                                            ended June 30                       ended June 30
                                                                            -------------                       -------------
                                                                     1997               1996              1997              1996
                                                                     ----               ----              ----              ----
REVENUES:
Revenues from rental operations                                 $      5,060       $      4,960       $     10,163      $      9,988

Operating expense reimbursements                                       3,893              2,980              7,619             7,100

Other income, including interest income of
  $62 and $23 for the six month periods ended
  June 30, 1997 and 1996                                                 478                346              1,046               628
                                                                ------------       ------------       ------------      ------------
Total Revenues                                                         9,431              8,286             18,828            17,716
                                                                ------------       ------------       ------------      ------------

OPERATING EXPENSES:

Real Estate Taxes                                                      2,247              2,138              4,493             4,271

Utilities                                                                353                358                736               695

Maintenance and operating expenses
  (including fees to affiliates of $100 for the
  three months, and $187 for the six months
  ending June 30, 1996)                                                1,155              1,535              2,616             3,339

Provision for doubtful accounts
  (including write-offs of accrued straight-line
  rents of $160 for the three and six months
  ending June 30, 1997)                                                  259                 57                319               177

Depreciation and amortization                                          1,081              1,122              2,146             2,227
                                                                ------------       ------------       ------------      ------------

Total Operating Expenses                                               5,095              5,210             10,310            10,709
                                                                ------------       ------------       ------------      ------------

Income from rental operations                                          4,336              3,076              8,518             7,007
                                                                ============       ============       ============      ============
Interest expense
  (includes amortization of refinancing costs)                         2,573              2,735              5,144             5,386

Other expenses, net of interest income                                   532                485                972               940
                                                                ------------       ------------       ------------      ------------
Net income                                                      $      1,231       ($       144)      $      2,402      $        681
                                                                ------------       ------------       ------------      ------------
Net income per weighted average share:                          $       0.10       ($      0.01)      $       0.20      $       0.06
                                                                ------------       ------------       ------------      ------------
Weighted average number of shares outstanding                     12,289,840         12,168,691         12,286,853        12,167,560
                                                                ------------       ------------       ------------      ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                          Six months ended June 30
                                                                                                           1997              1996
                                                                                                           ----              ----
Cash flows from operating activities:
     Net income                                                                                          $ 2,402            $   681
     Adjustments to reconcile net income to net
         cash provided by operating activities:

            Provision for doubtful accounts                                                                  319                177
            Depreciation and amortization                                                                  2,146              2,227
            Amortization of deferred financing costs                                                         588                618
            Amortization of collateralized floating rate note discount                                        12                 12
            Changes in assets and liabilities:
               Increase in accrued rent receivable                                                           (65)              (276)
               Decrease (increase)  in accounts receivable, tenant
                  security deposits and escrowed cash  and other assets                                     (606)             1,922
               Decrease in accounts payable and
                  other liabilities and due to affiliates                                                 (1,426)              (484)
                                                                                                         -------            -------
     Net cash provided by operating activities                                                             3,370              4,877
                                                                                                         -------            -------
Cash flows from investing activities:

     Additions to buildings and improvements
         and personal property                                                                              (102)              (140)
                                                                                                         -------            -------
     Net cash used in investing  activities                                                                 (102)              (140)
                                                                                                         -------            -------

Cash flows from financing activities:
     Distributions paid                                                                                   (4,300)            (4,258)
     Proceeds from dividend reinvestment                                                                      82                 31
     Borrowings under bank line of credit                                                                    950
     Repayment of bank line of credit                                                                                          (510)
                                                                                                         -------            -------
     Net cash used in financing  activities                                                               (3,268)            (4,737)
                                                                                                         -------            -------

Decrease in cash and short-term investments                                                                    0                  0
Cash and short-term investments, beginning of year                                                             0                  0
                                                                                                         -------            -------
Cash and short-term investments, end of year                                                             $     0            $     0
                                                                                                         =======            =======
Supplemental disclosure of cash flow information:

                      Interest Paid                                                                      $ 4,144            $ 4,388
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

         The following table sets forth the Company's Funds from Operations and net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the six month periods indicated:


                                                 Six month period ended June 30,
                                                 -------------------------------
                                                     1997              1998
                                                     ----              ----
 Net income                                      $ 2,402,000       $   681,000
 Depreciation and amortization                     2,146,000         2,227,000
 Funds from Operations                             4,548,000         2,908,000
                                                 ===========       ===========
 Net Cash Provided by Operating Activities         3,370,000         4,877,000
                                                 ===========       ===========
 Net Cash Used in Investing Activities              (102,000)         (140,000)
                                                 ===========       ===========
 Net Cash Used in Financing Activities            (3,268,000)       (4,737,000)
                                                 ===========       ===========

         Because the change in Funds from Operations is attributable to the change in Net Income, see the above discussion of the comparison of the Six Month and Three Month periods ended June 30, 1997 and 1996 for the reasons for the change.



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

Item 5. Other Information.
           None

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K:
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,


Date: October 24, 1997               ARBOR PROPERTY TRUST

                                     By: /s/ Myles H. Tanenbaum
                                         ----------------------------------
                                         Myles H. Tanenbaum
                                         President
                                         (Chief Executive,
                                         Financial and Accounting Officer)