Form 10-Q
period 1997-09-30
ARBOR PROPERTY TRUST
filed 1997-11-14
CIK 912025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                           Commission File No. 1-12412
                                               -------


                              ARBOR PROPERTY TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Delaware                                      23-2740383
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


             Suite 800, One Tower Bridge, W. Conshohocken, PA    19428
             ------------------------------------------------------------
               (Address of principal executive offices)        (Zip code)


                                 (610) 941-9511
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                            Yes _______ No _______


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 12,297,705 shares as of November 12, 1997.

                              ARBOR PROPERTY TRUST


                          QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996                                                 3

         Condensed Consolidated Statements of Operations for the three and
         nine month periods ended September 30, 1997 and September 30, 1996    4

         Condensed Consolidated Statements of Cash Flows for the nine
         month periods ended September 30, 1997 and September 30, 1996         5

         Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9


PART II - OTHER INFORMATION

Items 1 through 6.                                                            12

SIGNATURES                                                                    13

EXHIBITS

                              ARBOR PROPERTY TRUST
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)

---------------------------------------------------------------------------------------------------------------

                                                                    September 30, 1997        December 31, 1996
                                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------------
                         ASSETS
Investments in Green Acres Mall, at cost:
Land                                                                    $ 30,295                   $ 30,295
Buildings and improvements                                               140,468                    140,448
Capitalized lease                                                          7,125                      7,125
Personal property                                                          1,237                      1,177
---------------------------------------------------------------------------------------------------------------
                                                                         179,125                    179,045
Less accumulated depreciation                                             38,302                     35,159
---------------------------------------------------------------------------------------------------------------
                                                                         140,823                    143,886
Cash and cash equivalents                                                  1,292
Tenant security deposits & escrowed cash                                     764                        599
Accounts receivable (net of allowances for
  doubtful accounts of $912 and $527 respectively)                         6,026                      8,970
Other assets (net of accumulated amortization of
  $5,746 and $4,778 respectively)                                          2,544                      3,902
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $151,449                   $157,357
===============================================================================================================

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Collateralized floating rate notes
    (net of unamortized discount of $21 and $39 respectively)           $117,979                   $117,961
  Distributions payable                                                    2,152                      2,149
  Obligation under capital lease                                           7,014                      7,017
  Note payable to bank                                                     6,900                      5,950
  Accounts payable and other liabilities                                   3,103                      6,156
  Due to affiliates                                                            0                         33
---------------------------------------------------------------------------------------------------------------
                                                                         137,148                    139,266
---------------------------------------------------------------------------------------------------------------
  Commitments and Contingencies:
  Shareholders' Equity:
  Shares of beneficiai interest, without par value:
    Authorized: 5,000,000 preferred shares,
    45,000,000 common shares, and 50,000,000
    excess shares; Issued and outstanding: 12,297,705
    and 12,280,739 common shares respectively                            118,244                    118,121
  Distributions in excess of accumulated earnings                       (103,943)                  (100,030)
---------------------------------------------------------------------------------------------------------------
                                                                          14,301                     18,091
---------------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $151,449                   $157,357
===============================================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in thousands,except shares and per share data)

------------------------------------------------------------------------------------------------------------
                                            Three months ended September 30  Nine months ended September 30

                                                  1997          1996             1997             1996
------------------------------------------------------------------------------------------------------------
REVENUES:

  Revenues from rental operations                $4,715        $4,892          $14,878          $14,880
  Operating expense reimbursements                4,448         3,944           12,067           11,044
  Other income, including interest income
  of  $14 and $1 for the three and $76
  and $23 for the nine month periods
  ended September 30, 1997 and 1996                 459           469            1,505            1,097
                                               -------------------------------------------------------------
Total Revenues                                    9,622         9,305           28,450           27,021
                                               -------------------------------------------------------------

OPERATING EXPENSES:

  Real Estate Taxes                              $2,308        $2,247          $ 6,801          $ 8,518

  Utilities                                         546           532            1,282            1,227

  Maintenance and operating expenses
    (including fees to affiliates of $98
    for the three month, and $285 for the
    nine month periods ending
    September 30, 1996)                           1,563         1,544            4,179            4,883

  Provision for doubtful accounts
    (including provisions for accrued
    straight-line rents of $111 and $271
    for the three month and nine month
    periods ending September 30, 1997)              948            88            1,267              285

  Depreciation and amortization                   1,080         1,077            3,226            3,304
                                               -------------------------------------------------------------

  Total Operating Expenses                        6,445         5,488           16,755           16,197
============================================================================================================
Income from rental operations                     3,177         3,817           11,695           10,824
============================================================================================================

  Interest expense
    (includes amortization of
    refinancing costs)                            2,560         2,648            7,704            8,034

Other expenses                                      479           460            1,451            1,400
------------------------------------------------------------------------------------------------------------
Net income                                       $  138        $  709          $ 2,540          $ 1,390
============================================================================================================
Net income per weighted average share:            $0.01         $0.06            $0.21            $0.11
------------------------------------------------------------------------------------------------------------

Weighted average number of shares
 outstanding                                 12,295,227    12,176,460       12,289,644       12,170,520
============================================================================================================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              ARBOR PROPERTY TRUST
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                 Nine months ended September 30
                                                                                      1997              1996
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $2,540             $1,390
  Adjustments to reconcile net income to net
    cash provided by operating activities:

      Provision for doubtful accounts                                                 1,267                265
      Depreciation and amortization                                                   3,226              3,304
      Amortization of deferred financing costs                                          884                902
      Amortization of collateralized floating rate note discount                         18                 18
      Changes in assets and liabilities:
         Increase in accrued rent receivable                                            (61)              (301)
         Decrease in accounts receivable, tenant
           security deposits and escrowed cash and other assets                       1,928              1,474
         Decrease in accounts payable and
           other liabilities and due to affiliates                                   (3,053)              (171)
----------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                           6,749              6,881
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to buildings and improvements
  and personal property                                                                 (80)              (166)
----------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                 (80)              (166)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Distributions paid                                                                 (6,450)            (6,388)
  Proceeds from dividend reinvestment                                                   123                 73
  Borrowings under bank line of credit                                                1,850                160
  Repayment of bank line of credit                                                     (900)              (560)
----------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                              (5,377)            (6,715)
----------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                 1,292                  0
Cash and cash equivalents, beginning of year                                              0                  0
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                               $1,292            $     0
================================================================================================================

Supplemental disclosure of cash flow information:

  Interest Paid                                                                      $6,678            $ 6,588
                                                                                ===========         ==========

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

         The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1996.

         The condensed consolidated financial statements include the accounts of the Trust and GAMLLC, which is indirectly wholly owned by the Company, and all other subsidiary entities of the Company. All significant intercompany transactions and balances have been eliminated.

         In the opinion of the Company all adjustments, which include only normal recurring adjustments necessary to present fairly its consolidated financial position as of September 30, 1997, its condensed consolidated results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its condensed consolidated cash flows for the nine month periods ended September 30, 1997 and 1996 have been included in the accompanying unaudited condensed consolidated financial statements.

Note 2: Management Agreements

         The Company had entered into a property management agreement with Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate, effective January 1, 1991. Pursuant to this agreement, property management fees were based on 4% of net rental and service income collected from tenants. Compensation to Compass was reduced on March 1, 1994 from 4% to 2% of net rental and service income collected from tenants. Effective December 31, 1996, the agreement with Compass was terminated. For the nine month period ended September 30, 1996, management fees earned by Compass were $285,000. The amount of such fees for the three months ended September 30, 1996 were $98,000.

Note 3: Distributions

         On August 15, 1997, the Trust made a distribution of $.175 per Common Share (an aggregate of $2,150,000) to its Shareholders. In the third quarter, distributions totaling approximately $41,000 were reinvested pursuant to the Company's Dividend Reinvestment Plan and 6,450 Common Shares were issued under this Plan. In addition, a distribution in the amount of $.175 per Common Share has been declared for payment on November 15, 1997 to shareholders of record on September 30, 1997.

Note 4: Debt Financing

         The Company's floating rate notes are due August 19, 1998 and are collateralized by a first mortgage on substantially all of the real property comprising Green Acres Mall and a first leasehold mortgage on the Plaza. The floating rate notes bear interest at a rate equal to 78 basis points in excess of the three-month LIBOR (London Interbank Offered Rate), payable on a quarterly basis from November 12, 1993 to maturity. The interest rate is subject to reset two days in advance of such interest payment dates. In connection with the refinancing of the mortgages in August 1993, the Company acquired an interest rate cap whereby a counter party agreed to be responsible for any interest payable in excess of 9% per annum, thereby limiting the Company's maximum effective annual rate to 9% per annum through maturity. In May 1995, to further reduce the risk of rate increases, the Company entered into a swap transaction with Goldman Sachs Capital Markets, L.P. which fixed the interest rate on the floating rate notes for the period of August 12, 1995 through August 12, 1996 at 6.87%. The Company would nevertheless be exposed to higher rates in the unlikely event of non-performance by the counter parties to the interest rate cap and swap. The interest rates at September 30, 1997 and 1996 were 6.50% and 6.32% respectively. The weighted average interest rate for the nine month periods ended September 30, 1997 and 1996 was 6.44% and 6.77% respectively.

         The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by GAMLLC. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from GAMLLC to debt service requirements of the floating rate notes. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at September 30,1997.

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

Note 6: Merger Transaction with Vornado Realty Trust

         On August 22, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vornado Realty Trust ("Vornado") and Trees Acquisition Subsidiary, Inc., a wholly-owned subsidiary of Vornado ("Merger Sub"), pursuant to which the Company is to be merged with and into Merger Sub. Pursuant to the Merger Agreement, holders of common shares of beneficial interest of the Company are to receive for each common share either 0.243810 common shares of beneficial interest of Vornado (reflecting a recent share split of Vornado's common shares) or, at their election, 0.153846 shares of Series A Convertible Preferred Shares of Vornado. The merger, which is subject to the approval of the holders of common shares of the Company, and certain other conditions, is expected to be completed in December 1997, although there is no assurance that the merger will be completed.

                              ARBOR PROPERTY TRUST

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Cash flows from Operating, Investing and Financing Activities

         Cash flows from operating activities for the nine month periods ended September 30, 1997 and 1996 were $6,749,000 and $6,881,000, respectively. Net income increased $1,150,000, from $1,390,000 to $2,540,000. Cash flows provided by operating activities were in-line with the prior period. The increased operating cash flow as a result of the increase in net income in the nine months ended September 30, 1997 was utilized to reduce the level of payables and other liabilities during the period.

         Investing Activities (i.e. capital expenditures) for the periods were modest, $80,000 in 1997 compared to $166,000 for the comparable prior year period.

         Cash flows devoted to financing activities were $5,377,000 for the 1997 period and $6,715,000 for the 1996 period. Dividend distributions paid by the Company increased by $62,000, as a result of increased outstanding shares due to reinvested distributions by Shareholders ($123,000 this year versus $73,000 in 1996). During the first nine months of 1997, the Company increased its net borrowings by $950,000, compared to a $400,000 net reduction of such borrowings for the same period in 1996.

                              RESULTS OF OPERATIONS

Comparison of the Nine Month and Three Month periods ended September 30, 1997 and 1996

         For the nine month period ended September 30, 1997, the Company reported net income of $2,540,000 or $.21 per weighted average Common Share, compared with a net income of $1,390,000 or $.11 per weighted average Common Share for the comparable period in 1996. For the three month period ended September 30, 1997, the Company reported net income of $138,000 or $.01 per weighted average share, compared to net income of $709,000 or $.06 per weighted average share, for the third quarter of 1996.

         Income from rental operations for the three and nine month periods ended September 30, 1997 were $3,177,000 and $11,695,000, a decrease of $640,000 for the three month period, notwithstanding an increase of $871,000 for the nine month period.

         The $1,150,000 increase in net income for the nine month period ended September 30, 1997 is the result of a $1,429,000 increase in revenues net of a $558,000 increase in operating expenses and a $330,000 decrease in interest expense during the period. The increase in revenues is primarily the result of a $580,000 adjustment in 1996 to reduce utility reimbursement revenue and the reduction of certain reserves established in prior years. The increase in operating expenses resulted from a $1,000,000 increase in the provision for doubtful accounts to account for certain tenant exposures and a $283,000 increase in real estate tax expense, net of a reduction in maintenance and operating expenses primarily the result of a reduction in management fees to affiliates due to the termination of the management agreement. Interest expense decreased as a result of the decrease in the interest rate on the floating rate notes during the period.

         Net income for the three month period ended September 30, 1997 decreased by $571,000 from the prior period primarily as a result of $860,000 increase in the provision for doubtful accounts offset by an increase in revenue of approximately $300,000. The increase in revenue resulted from increased operating expense reimbursements net of a $177,000 decrease in rent revenue which declined as a result of a change in estimate of percentage rent for 1997.

Funds from Operations

         The National Association of Real Investment Trusts defines "Funds from Operations" as net income before depreciation, amortization, gains or losses on sales of assets and significant non-recurring charges, and that definition is used by the Company. The Company considers Funds from Operations a supplemental measure of operating performance and along with net cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from Operations, however, does not equate with net income or cash flows from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Furthermore, Funds from Operations should not be considered as an alternative to net operating income as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity. Funds from Operations, as presented herein, may not be comparable to similarly titled measures utilized by other REITs.

         The following table sets forth the Company's Funds from Operations and net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the nine month periods indicated:

                                                     Nine Month period
                                                     ended September 30,
                                             ----------------------------------
                                                 1997                   1996
                                             -----------            -----------
Net Income                                   $ 2,540,000            $ 1,390,000
Depreciation and Amortization                  3,226,000              3,304,000
                                             -----------            -----------
Funds from Operations                        $ 5,766,000            $ 4,694,000
                                             ===========            ===========
Net Cash Provided by Operating Activities    $ 6,749,000            $ 6,881,000
                                             ===========            ===========
Net Cash Used in Investing Activities        $   (80,000)           $  (166,000)
                                             ===========            ===========
Net Cash Used in Financing Activities        $(5,377,000)           $(6,715,000)
                                             ===========            ===========

         Because the change in Funds from Operations is primarily attributable to the change in Net Income, see the above discussion of the comparison of Results of Operations for the nine month and three month periods ended September 30, 1997 and 1996 for the reasons for the change.

         The Company's cash position fluctuates considerably during the course of the year, particularly as a consequence of the periodic expenditures for quarterly real estate taxes, quarterly interest payments and quarterly dividends, all of which occur during the months of February, May, August, and November. To accommodate peak cash requirements, the Company has a $6,900,000 revolving credit facility which is fully borrowed to meet peak needs.

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

Item 3. Defaults upon Senior Securities.
                  None.

Item 4. Submission of Matters to a Vote of Security Holders.
                  None.

Item 5. Other Information.
                  None.

Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K:

                                    A Report on Form 8-K dated August 22, 1997 was filed regarding the execution of the Agreement and Plan of Merger among the Company, Vornado Realty Trust ("Vornado") and Trees Acquisition Subsidiary, Inc., a wholly-owned subsidiary of Vornado ("Trees"), pursuant to which the Company will merge with and into Trees upon the receipt of shareholder approval and the satisfaction of other conditions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 1997


                                ARBOR PROPERTY TRUST



                                By: /s/ Myles H. Tanenbaum
                                    -------------------------------------------
                                    Myles H. Tanenbaum
                                    President and Treasurer
                                    (Principal Executive and Financial Officer)