Form 10-Q/A
period 1997-09-30
ARBOR PROPERTY TRUST
filed 1997-11-21
CIK 912025

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

                              ARBOR PROPERTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in thousands,except shares and per share data)

------------------------------------------------------------------------------------------------------------
                                            Three months ended September 30  Nine months ended September 30

                                                  1997          1996             1997             1996
------------------------------------------------------------------------------------------------------------
REVENUES:

  Revenues from rental operations                $4,715        $4,892          $14,878          $14,880
  Operating expense reimbursements                4,448         3,944           12,067           11,044
  Other income, including interest income
  of  $14 and $1 for the three and $76
  and $23 for the nine month periods
  ended September 30, 1997 and 1996                 459           469            1,505            1,097
                                               -------------------------------------------------------------
Total Revenues                                    9,622         9,305           28,450           27,021
                                               -------------------------------------------------------------

OPERATING EXPENSES:


  Real Estate Taxes                              $2,308        $2,247          $ 6,801          $ 6,518


  Utilities                                         546           532            1,282            1,227

  Maintenance and operating expenses
    (including fees to affiliates of $98
    for the three month, and $285 for the
    nine month periods ending
    September 30, 1996)                           1,563         1,544            4,179            4,883


  Provision for doubtful accounts
    (including provisions for accrued
    straight-line rents of $111 and $271
    for the three month and nine month
    periods ending September 30, 1997)              948            88            1,267              265


  Depreciation and amortization                   1,080         1,077            3,226            3,304
                                               -------------------------------------------------------------

  Total Operating Expenses                        6,445         5,488           16,755           16,197
============================================================================================================
Income from rental operations                     3,177         3,817           11,695           10,824
============================================================================================================

  Interest expense
    (includes amortization of
    refinancing costs)                            2,560         2,648            7,704            8,034

Other expenses                                      479           460            1,451            1,400
------------------------------------------------------------------------------------------------------------
Net income                                       $  138        $  709          $ 2,540          $ 1,390
============================================================================================================
Net income per weighted average share:            $0.01         $0.06            $0.21            $0.11
------------------------------------------------------------------------------------------------------------

Weighted average number of shares
 outstanding                                 12,295,227    12,176,460       12,289,644       12,170,520
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

         The mortgage and indenture agreement relating to the floating rate notes limit additional indebtedness that may be incurred by GAMLLC. Those agreements also contain certain other covenants which, among other matters, effectively subordinate distributions from GAMLLC to debt service requirements of the floating rate notes. Management believes it is in compliance with all covenants under the indenture and line of credit agreements, discussed below, at September 30, 1997.

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



Date: November 21, 1997



                                ARBOR PROPERTY TRUST



                                By: /s/ Myles H. Tanenbaum
                                    -------------------------------------------
                                    Myles H. Tanenbaum
                                    President and Treasurer
                                    (Principal Executive and Financial Officer)